Form 10QSB
period 2002-02-27
MENTOR CAPITAL CONSULTANTS INC
filed 2002-02-27
CIK 1131048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB


    (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

    ( ) Transition report pursuant of Section 13 or 15(d) of the Securities
     Exchange Act of 1939 for the transition period _____ to______


                            COMMISSION FILE NUMBER
                                    0-32931



                        Mentor Capital Consultants, Inc.
                    -----------------------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                                  84-1569905
    -------------------------------           ----------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

   4940 Pearl East Circle, Suite 104, Boulder, Colorado 80301  (303) 444-7755
  ----------------------------------------------------------------------------
  (Address of Principal Executive Offices, including Registrant's zip code and telephone number)


  ---------------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required To be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]


The number of shares of the registrant's common stock as of September 30, 2001:
                                16,245,762 shares.

   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


                            PART 1: FINANCIAL INFORMATION

                             ITEM 1: FINANCIAL STATEMENTS

                             Financial Statements of
                        Mentor Capital Consultants, Inc.
                         (A Development Stage Company)
          For the three and nine month periods ended September 30, 2001

                         MENTOR CAPITAL CONSULTANTS, INC
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                       September 30, 2001      December 31, 2000
                                       ------------------      -----------------
                                           (Unaudited)             (Audited)
ASSETS

  Current assets
    Cash                                  $      319,522        $       934,233
    Accounts receivable                            5,000                      -
                                       ------------------      -----------------
      Total current assets                       324,522                934,233

  Property and equipment
    Property and equipment                       130,139                100,074
    Less accumulated depreciation                (24,544)                (9,623)
                                       ------------------      -----------------
      Property and equipment, net                105,595                 90,451

  Deferred offering costs (Note 2)                93,459                      -
  Deposits                                         3,132                  2,000
                                       ------------------      -----------------
      Total assets                        $      526,708        $     1,026,684
                                       ==================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accrued expenses                      $      12,657         $       $29,259
                                       ------------------      -----------------
      Total current liabilities                  12,657                  29,259

  Stockholders' equity (Note 4)
    Preferred stock, $.0001 par value,
      25,000,000 shares authorized,
      none issued and outstanding                     -                       -
    Common stock, $.0001 par value,
      100,000,000 shares authorized,
      16,245,762 and 15,505,762 shares
      issued and outstanding at
      September 30, 2001 and
      December 31, 2000, respectively             1,625                   1,551
    Additional paid-in capital                1,958,579               1,648,253
    (Deficit) accumulated during the
      development stage                      (1,446,153)               (652,379)
                                       ------------------      -----------------
      Total stockholders' equity                514,051                 997,425

      Total liabilities and
        stockholders' equity               $    526,708         $     1,026,684


      See accompanying summary of accounting policies and notes to financial statements

                         MENTOR CAPITAL CONSULTANTS, INC
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                          Cumulative        Three Months          Nine Months
                            During              Ended                Ended
                          Development       September 30         September 30
                             Stage        2001       2000       2001        2000
                    ------------------------------------------------------------
Revenue
  Consulting
  revenues          $    48,000   $  32,000   $       -   $  48,000   $       -

Operating expenses
  Cost of revenues       57,685      20,978           -      57,685           -
  Selling,
    general and
    administrative    1,428,551     236,922    158,947      784,389     290,008
  Depreciation           24,544       5,589      5,766       14,921       5,766
                    ------------------------------------------------------------
Total operating
  expenses            1,510,780     263,489    164,713      856,995     295,774
                    ------------------------------------------------------------

Income (loss) from
  operations         (1,462,780)   (231,489)  (164,713)    (808,995)   (295,774)

Other income
  (expense), net
  Other income            6,200           -          -            -       6,200
  Interest income
    (expense), net       11,597       2,144       (953)      16,391        (953)
  Franchise tax          (1,170)          -          -       (1,170)          -
                    ------------------------------------------------------------
    Total other
      income
      (expense),
      net                16,627       2,144        (953)     15,221       5,247
                    ------------------------------------------------------------
Net income (loss)   $(1,446,153)  $(229,345)  $(165,666)  $(793,774)  $(290,527)
                    ============================================================
Net income (loss)
  per share, basic
  and diluted       $     (0.10)  $   (0.01)  $   (0.01)  $   (0.05)  $   (0.02)
                    ============================================================
Weighted average
  number of common
  shares
  outstanding,
  basic and
  diluted            14,351,597  15,830,125  12,913,852  15,637,550   12,418,660
                    ============================================================

      See accompanying summary of accounting policies and notes to financial statements

                         MENTOR CAPITAL CONSULTANTS, INC
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                  Cumulative
                                    During
                                  Development     Nine Months Ended September 30
                                     Stage             2001            2000
                                 -----------------------------------------------
Cash flows from operating
  activities:

  Net (loss)                      $(1,446,153)     $   (793,774)   $   (290,527)

  Adjustments to reconcile net
    (loss) to cash provided
    (used) by operations:
    Depreciation                       24,544            14,921           5,766
    Issuance of common stock
      and options for services        141,002            70,187           5,510
    Issuance of employee
      stock options                    10,950            10,950               -

  Change in assets and liabilities:
    Accounts receivable                (5,000)           (5,000)              -
    Deferred offering costs           (93,459)          (93,459)              -
    Loan from shareholder                   -                 -          97,102
    Accrued expenses                   12,657           (16,602)        (12,658)
    Deposits                           (3,132)           (1,132)         (2,000)
                                 -----------------------------------------------
    Net cash (used) by operating
      activities                  $(1,358,591)     $   (813,909)   $   (196,807)

Cash flows from investing
  activities:
  Purchases of property and
    equipment                        (130,139)          (30,065)        (79,366)
                                 -----------------------------------------------
      Net cash (used) by
        investing activities         (130,139)          (30,065)        (79,366)

Cash flows from financing
  activities:
  Proceeds from issuance of
    common stock, net of
    offering costs                  1,808,252           229,263         730,000
                                 -----------------------------------------------
    Net cash provided by
      financing activities          1,808,252           229,263         730,000
                                 -----------------------------------------------
  Net increase (decrease) in cash $   319,522      $   (614,711)   $    453,827

        Cash, beginning of period           -           934,233               -
                                 -----------------------------------------------
        Cash, end of period       $   319,522      $    319,522    $    453,827
                                 ===============================================
Supplemental disclosure of
  non-cash investing and
  financing activities:

  Issuance of common stock and
    options for services          $   141,002      $     70,187    $      5,510
                                 ===============================================
  Issuance of employee stock
    options at less than fair
    market value                  $    10,950      $     10,950    $          -
                                 ===============================================
  Interest paid                   $     8,830      $        420    $        953
                                 ===============================================

      See accompanying summary of accounting policies and notes to financial statements

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Mentor Capital Consultants, Inc. ("the Company") was incorporated in the State of Delaware on March 13, 2000.

The Company was organized to provide strategic business planning and marketing consulting services to small and medium sized businesses, and through wholly owned affiliates or business alliances, to provide specialized investment banking, investment advisory and related services to its clients.

For the period March 13, 2000 (Inception) to September 30, 2001, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital and initial business plan implementation.

From inception to September 30, 2001, the Company has revenues of $48,000 and has expensed costs in the amount of $1,494,153 during the development stage. The Company has maintained adequate cash resources through its private placement. In addition, the Company will begin raising cash through its self-directed initial public offering beginning October, 2001.

Basis of Presentation

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements on Form SB-2 to the Securities and Exchange Commission filed on June 29, 2001. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of September 30, 2001 and the results of operations for the three-month and nine-month periods then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.

Note 2 - Deferred Offering Costs

Beginning in January, 2001, the Company has recorded deferred offering costs of $93,459 for preparation of the Company's planned public offering. Subsequent to September 30, 2001, those costs were expensed in conjunction with the offering.

Note 3 - Software Development Costs

The costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technologically feasibility of related software products has been established, computer software development costs will be capitalized and reported at the lower of amortized cost or net realizable value. When a product is ready for general release, its capitalized costs will be amortized using the straight-line method of amortization over a reasonable period. During the period ended September 30, 2001 and the period from March 13, 2000 (Inception) to December 31, 2000, no software costs have been capitalized.

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

Note 4 - Shareholders' Equity

During the period from March 13, 2000 (Inception) to December 31, 2000, the Company issued a private placement memorandum under Regulation D, Rule 504 of the Securities and Exchange Act of 1933, as amended, for the purpose of raising capital for administrative costs, marketing costs, capital expenditures and for the establishment of a cash reserve. Pursuant to the private placement, the Company sold 1,279,500 shares at $0.25 per share and 2,365,500 shares at $0.50 per share.

The Company also issued 178,262 shares at $0.25 and $0.50 per share to consultants for services provided in the period from March 13, 2000 (Inception) to December 31, 2000.

During the nine months ended September 30, 2001, the Company continued its private placement offering initiated in 2000 and issued common stock to new investors at $.25 per share for 300,250 shares, and at $.50 per share for 375,000 shares. Offering costs of $33,238 were incurred and recorded as an offset against the proceeds from the private placement offering in the nine months ended September 30, 2001.

Through a public offering, the Company will issue common stock to new investors at $2.00 per share. The common stock is to be offered in units. Each unit is comprised of two shares of common stock and two warrants to purchase additional shares of common stock. Each warrant is exercisable to purchase a share of common stock at prices of $3.00 and $4.00 per share, respectively. The warrants are exercisable over a period not to exceed 18 months commencing six months from the effective date of the initial registration statement, which was July 5, 2001. The Company, at its option, may redeem the warrants at a price of $0.01 per warrant at any time during the exercise period if the stock price, as traded on a national securities exchange, equals or exceeds $5.00 per share for a period of 20 consecutive days. No assignment of fair value was assigned to the warrants issued but any future exercises will dilute the holdings of current and future shareholders.

The Company also issued 64,750 shares at $.25 per share to consultants for services provided during the nine months ended September 30, 2001. These shares were valued based on the price at which shares were being issued at the time services were rendered.

The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of preferred stock with $.0001 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 2001 and December 31, 2000, no shares of preferred stock have been issued.

Note 5 - Related Party Transactions

At the inception of the Company, the primary stockholder sold certain assets, consisting primarily of furniture, computers and software to the Company for $55,000. The value of the assets was estimated to be approximately fair value; the Board of Directors approved the transaction; the primary stockholder abstained from voting. For the nine month period ended September 30, 2001, a director of the Company, who is a partner in the law firm of Kranitz and Philipp, was paid legal fees of $29,694. In addition, for the nine month period ended September 30, 2001, the Company retained several consultants who received common stock and fees for services provided totaling $16,553.

Note 6 - Subsequent Events

Beginning October, 2001, the Company began to raise funds through its self-directed initial public offering. As of the end of October, the Company had issued 40,000 units and escrowed $160,000 towards their minimum of $500,000.

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Revenue

  For the quarter ended September 30, 2001, and 2000, we had revenue of $32,000 and none, respectively. During the three month period ending September, 30, 2001 we signed consulting agreements with three clients. During the nine months ended September 30, 2001 and 2000, we had revenue of $48,000 and none, respectively. The difference between the nine month and three month period ended September 30, 2001 of $16,000 reflected one client the Company signed during the first half of 2001.

  Operating Expenses

  For the third quarter ended September 30, 2001, and 2000, operating expenses increased by $98,776 or 60%. For the nine months ended September 30, 2001, and 2000, operating expenses increased by $561,221 or 190%. However, the period from inception to September 30, 2000 was only five and a half months long.

  The increases in operating expenses for both periods reflect the building of the Company's management infrastructure, beginning to implement our business plan, development of the Company's proprietary software program, and costs to formulate our broker/dealer operation. Administratively, occupancy costs increased primarily due to our moving into larger offices and we were operating two and one half more months in 2001 than 2000.

  For the quarter ended September 30, 2001, and 2000, other income (expense) net, was $2,144 and ($953), respectively. For the nine months ended September 30, 2001, and 2000, other income (expense) net, was $15,221 and $5,247, respectively. The net increase in 2001 over 2000 for both periods was primarily due to interest income generated from our money market account as a result of funds raised through our private placement.


  Net Income (Loss)

  For the third quarter ended September 30, 2001, we incurred a net (loss) of ($229,345) compared with a net (loss) of ($165,666) for the same period ended in fiscal year 2000; and for the nine month period ended September 30, 2001, and
2000, we incurred net (losses) of ($793,774) and ($290,527), respectively.   We
have had a net (loss) from operations for each period since inception. From inception to September 30, 2001, we incurred a net (loss) of ($1,446,153) or ($0.10) per share.

  Our net operating (losses) are due primarily to the building of the Company's management infrastructure, beginning to implement our business plan, development of the Company's proprietary software program, and the formulation of our broker/dealer operation.

  We expect to continue to grow our Company through the further implementation of our business plan. That is, continuing to develop new clients through our direct marketing campaigns; completion and licensure of our broker/dealer operation; completing the development of our proprietary software; and expanding our business to other cities across the country.

Financial Condition

  Liquidity; Commitments for Capital Resources; and Sources of Funds

  As we have been in the development stage to date, there has been no liquidity from operations. Liquidity has been generated by utilizing the proceeds of a private placement of common stock during 2000 and the first half of 2001. We anticipate our principal sources of liquidity during 2002 will be cash from operations and net proceeds of our ongoing public offering.

  We do not currently have any major capital commitments.

  Changes in Assets and Liabilities

  As of September 30, 2001, our cash balance was $319,522 as compared with $934,233 at December 30, 2000. Cash was used primarily to build the Company's management infrastructure, business development, and marketing as we begin to implement our business plan. In addition, the Company incurred $93,459 of deferred offering costs in anticipation of launching its self-directed public offering.

  Fixed assets increased by $30,065 or 30% from December 31, 2000 to September 30, 2001. Purchases of furniture, office equipment, and computers was made for use in our new offices by newly hired personnel.

  Common stock and additional paid-in capital increased 18.8% from December 31, 2000 to September 30, 2001, from $1,649,804 to $1,960,204, respectively. The increase was a result of our private placement of common stock. Our (deficit) accumulated during the development stage increased by 121.7% from December 31, 2000 to September 30, 2001as discussed in the Net Income (Loss) paragraph above.

Part 2:  Other Information

  Item  1  Legal Proceedings
           None

  Item  2  Change In Securities
           None

  Item  3  Defaults Upon Senior Securities
           None

  Item  4  Submission Of Matters To Vote Of Securities Holders
           None

  Item  5  Other Information
           None

  Item  6  Exhibits And Reports On Form 8-K
           None

SIGNATURES

  In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Mentor Capital Consultants, Inc.



              Dated: February 22, 2002   By:    /s/ W. Michael Bissonnette
                                         _______________________________
                                         W. Michael Bissonnette,
                                         President (Principal Executive Officer)


              Dated: February 22, 2002   By:    /s/ Jerry L. Gutterman
                                         _______________________________
                                         Jerry L. Gutterman,
                                         Treasurer (Principal Financial Officer)

                                                                      SCHEDULE I

                         MENTOR CAPITAL CONSULTANTS, INC.

                                  FORM 10-QSB
                    For the Nine Months Ended September 30, 2001


  Pursuant to Securities Act Rule 463, the following information (as identified in paragraphs (f)(2) through (f)(4) of Regulation S-B Item 701) is provided concerning the initial public offering ("Offering") of its common stock, par value $0.0001 per share ("Common Stock"), conducted by Mentor Capital Consultants, Inc. ("Company"), pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (File No. 333-58844), which initially became effective July 5, 2001:

  (f)(2) through (f)(4)(i): The Offering commenced as of July 5, 2001, and remained ongoing as of September 30, 2001.

  (f)(4)(ii): Mentor Capital Consultants, Inc. is managing its own self-underwritten Offering.

  (f)(4)(iii) through (f)(4)(iv): 2,000,000 shares of Common Stock were registered on Form SB-2, all of which are included in the Offering; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $2.00 per share, the initial public offering price) was $4,000,000; during the period from July 5, 2001 through September 30, 2001, no shares were sold in the Offering.

  (f)(4)(v): Through September 30, 2001, the Company incurred the following expenses in connection with the Offering:

    Legal and accounting fees and expenses    $   44,327.54
    Printing/SEC filings (EDGAR)                   8,160.50
    Other expenses                                40,970.47
                                              -------------
    Total expenses                            $   93,458.51
                                              -------------

  Richard Kranitz, a director of the Company, is a partner in the law firm of Kranitz and Philipp of Milwaukee, Wisconsin, which was paid $29,693.56 of the above legal and accounting fees and expenses. None of the other above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

  (f)(4)(vi) through (f)(4)(vii): There were no net proceeds from the Offering from July 5, 2001 through September 30, 2001.

