Form 10KSB
period 2001-12-31
MENTOR CAPITAL CONSULTANTS INC
filed 2002-03-28
CIK 1131048

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to _______________________

Commission file number:  0-32931

                          MENTOR CAPITAL CONSULTANTS, INC.
             ------------------------------------------------------
                      (Name of small business in its charter)

           Delaware                                    84-1569905
   ------------------------                  -------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

4940 Pearl East Circle, Suite 104, Boulder, CO               80301
----------------------------------------------           -------------
(Address of principal executive offices)                   (Zip Code)

                  (303) 444-7755
             ---------------------------
             (Issuer's telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None        Name of Each Exchange on which
                                            Registered:  None

Securities registered under Section 12(g) of the Exchange Act:


                       Common Stock, par value $. 00001
         ------------------------------------------------------------
                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ].

Check if no disclosure filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2001 were $73,000.
The issuer's stock is not trading on any stock exchange. The approximate aggregate market value of common stock held by non-affiliates of the Registrant (valued at the public offering price of $2.00 per share in the absence of any public trading market to date) was $14,748,874 as of December 31, 2001.

As of March 15, 2002 the issuer had 16,541,612 shares of common stock outstanding.

Documents incorporated by reference:  None
Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]


Part I

Item 1. Description of Business

Forward-Looking Statements

EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS.

The statements contained in this report concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses, or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters are "forward looking statements" as that term is defined under the Federal Securities laws. All statements, other than historical financial information, may be deemed to be forward looking statements. The words "believes," "plans," anticipates," and similar expressions herein are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Forward-looking statements include, but are not limited to, those discussed in "Factors That May Affect Future Results," and elsewhere in this report, and the risks discussed in the Company's other SEC filings.

Although we believe our assumptions underlying the forward-looking statements are reasonable, some of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of our early stage of operations, inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Business Development

Mentor Capital Consultants, Inc. a Delaware corporation ("Mentor Capital Consultants" or the "Company"), was incorporated on March 13, 2000 to provide business, marketing and management consulting services to emerging growth companies and entrepreneurs.

For most of the period since its inception, the Company has been engaged primarily in the raising of capital to fund its growth and expansion and the full implementation of its business plan. In addition to the provision of consulting services to its several clients, the Company is currently engaged in raising up to $3.5 million dollars for itself.

Business of Issuer

Mentor Capital Consultants was initially incorporated as IPO Investors Network, Inc. We changed our name in March 2001 to Mentor Capital Consultants, Inc. Since inception, our preliminary organizational functions, including market research, hiring of staff, and the development of marketing and communication modes and methods, have been principally funded through our sales of securities, including private placements of our common stock in 2000 and 2001 and our initial public offering of common stock and warrants during the second half of 2001. A second public offering of common stock and warrants, constituting in effect a continuation of our IPO, we believe will commence in February, 2002.

Synopsis of our Business

Our principal business will be to provide a comprehensive suite of business, management and marketing consulting services to pre-start-up through 5-year-old emerging growth companies, in virtually any area of business, and the entrepreneurs that operate them. We will offer consulting services in a wide range of business disciplines for new and emerging companies, including: strategic planning, business plan development, marketing, media buying, and management recruiting. To address our clients' needs for information on capital formation, we have developed, completed testing and anticipate shipping during the first quarter of 2002 an "off-the-shelf" software product, Small Issue Initial Public Offering or SIIPOP( , which will provide entrepreneurs with a comprehensive education in capital formation, including the various self-financing options available, as well as a step-by-step tutorial on completing Form U-7 for Small Corporate Offerings (SCORs) and Form 1-A used in Regulation A offerings. We also provide clients with referrals to broker-dealers for underwriting and investment banking services, as needed.

Business Development Network - Alliance Program

We plan to increase our ability to service the needs of emerging growth companies by leveraging the services of select companies in the financial, marketing, Internet, legal and business consulting industries. The alliances we establish with these companies will collectively be known as our "business development network." By providing access to the services of our alliance partners, we will permit our clients to evolve more fully and effectively, while allowing them to focus on their respective core businesses.

By aligning ourselves with companies that specialize in working with emerging growth businesses, we intend to offer our clients a network that has experience in solving the typical problems of emerging businesses. We also believe that a broad base of alliance partners will enhance our exposure to additional potential clients. Should we choose to expand this model, it may be used to assist in our own growth by allowing us to provide a variety of services in a location without necessarily having to establish an office in that area. We have not yet established any business alliances.

Fees

We will charge our clients consulting fees based on the type and extent of services provided. Fees will be charged on an hourly or a flat-rate basis and may be payable in the form of cash, stock and/or warrants to purchase stock in our client companies or a combination of the foregoing. We will also derive revenue from the sale of our software.

Principal Products, Services, and Markets

Our business is in a very early stage of its development and the full range of services we hope to deliver require continued refinement and resources. Currently, our principal services are the provision to small businesses and their entrepreneur owners of a comprehensive suite of business, marketing, and strategic planning services.

On behalf of such clients we will:

  * Interview management and relevant experts in order to understand their business; we will conduct a SWOT (strengths, weaknesses, opportunities, and threats) analysis of their business, review the company's business plan, if any, and research the company's products, services, market potential, competition, growth objectives, and capital requirements;

  * Provide strategic planning services, assisting management in the development and refinement of their core business model;

  * Assist in the writing or refining of a business plan;

  * Assist in the execution of their business strategy; and

  * Provide management recruiting services.


With specific reference to marketing consulting, we will:

  * Review and evaluate current marketing strategies and assist in developing of a comprehensive marketing plan, including identification of target markets and develop a methodology to reach them;

  * Design advertising and marketing campaigns and assist in media buying strategies; and

  * Assist in recruiting key marketing and sales personnel.

Our principal product will be the "SIIPOP" computer software product. The Company offers extensive support in the use and application of the software, as well as reviewing the finished product and assisting the entrepreneur in finalizing such documents for submission and review.

Distribution Methods of the Products or Services

Our primary means of advertising our services and software to the public is through radio advertising on Colorado radio stations, which feature primarily business news and news programs. The Company has also undertaken several direct mail campaigns, which invited recipients, most, if not all of whom are accredited investors, to an informal evening presentation to learn more about the Company and our clients and operations.

Competitive Business Conditions

We compete in a rapidly changing marketplace that is intensely competitive, and our ability to compete effectively depends on many factors. Because our business model blends management consulting, marketing, and finance, we will have potential competition in each of these areas, and there is no assurance that we will be successful in achieving our competitive goals.

As a management and business consultant, Mentor Capital Consultants faces considerable competition from a broad array of business consultants, management consultants, attorneys, and accountants. In addition to established management consulting businesses, such as Andersen Consultants, now Accenture, and KPMG Consulting, there are many smaller "boutique" management and marketing consultants from which we will also face intense competition.

As marketing consultants, we face competition from advertising agencies, public relations firms, and regional and local marketing firms. Our software product will compete in a marketplace filled with financial education software and other business and capital raising tutorials.

Many of our existing competitors, as well as a number of potential new competitors, have extensive operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, and marketing resources than our company. This may allow them to devote greater resources to the development and promotion of their services than Mentor Capital Consultants can bring to bear with respect to its business. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, advertisers, and potential strategic partners. New market entrants also pose a competitive threat to our business. We do not own any patented technology that precludes or inhibits competitors from entering the market in which we operate or from providing services and solutions similar to ours. Our competitors may develop or offer services or solutions that are superior to ours at a lower price.

Mentor Capital will use the Internet as an important component of its business, and will thus be subject to the intense competition and rapid technological change associated with the Internet.

Sources and Availability of Raw Materials and the names of Principal Suppliers

The Company's services and software product do not require raw materials.

Customer Dependence

As a consulting service provider to small and emerging businesses and entrepreneurs, we do not anticipate relying on any large single customer for a majority of our business.

Patents, Trademarks, and Other Intellectual Property

Mentor Capital does not own any patented technology.

Government Approval of Products and Services

The Company itself is not, by virtue of its consulting activities, subject to many laws or regulations; particularly any directed specifically at its primary business. However, it is possible that at some time in the future, new laws and regulations may be adopted to which the Company could be subject.

The Company does own a subsidiary, MCAP INVESTMENT BANKING SERVICES, INC, which, as of the date of this Report, is in the application process for membership into the National Association of Securities Dealers (NASD). Should MCAP be granted its application for an NASD license, it would be subject to significant regulation and compliance requirements.

Research and Development

Our research and development has focused primarily on the development of our SIIPOP software package. Future research and development could occur in the area of developing additional software or creating an updated version of the SIIPOP software.

Costs and Effects of Compliance with Environmental Laws

The Company's business activities do not subject it to any environmental laws.

Number of Total Employees and Number of Full Time Employees

The Company has seven (7) full time employees and four (4) part time employees.

Reports to Security Holders

The public may read and copy any materials filed by the Company with the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC. Once we complete and submit this and other future filings, the information is available at http://www.sec.gov under the EDGAR prompt.

Item 2. Description of Properties

Our principal offices and corporate headquarters are located at 4940 Pearl East Circle Suite 104, Boulder CO. 80301. We currently occupy a 2,425 square foot office at a cost of $4,365 per month. The term of the lease is two years and four months and expires on September 1, 2003. The Company owns computer equipment, software, and office furniture that are in good condition.

Item 3. Legal Proceedings

As of the date hereof, the Company is not a party to any legal proceeding and it has no knowledge of any action contemplated against it.


PART II. Market for Common Equity and Related Stockholder Matters

Item 5. Market Information

As of December 31, 2001, the Company's common stock was not traded on any public market, although it is the Company's intention to arrange for its common stock to be quoted on the NASD OTC Bulletin Board.

Holders of Common Stock

As of December 31, 2001, there were approximately 159 holders of record of the Company's common stock.

Dividends

The Company has never declared or paid any cash dividends on it stock. The Company currently intends to retain any future earnings to finance the continued growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's right to declare a dividend is not limited by any restrictive covenant, contract, or agreement.

Securities Authorized for Issuance under Equity Compensation Plans

In 2000 and 2001, the Company's board of directors approved a Stock Option Plan (the Plan) pursuant to which incentive stock options and nonqualified stock options are reserved for issuance to eligible employees, consultants and directors of the Company. The Plan is administered by the Board of Directors, which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award.

Sales of Unregistered Securities

Upon inception (March 13, 2000), 11,682,500 shares of common stock were issued to the initial 6 shareholders of the Company for aggregate consideration in the amount of $85,863, including 10,335,250 shares issued to directors and officers for $863. No selling commission or other compensation was paid in connection with such transactions. Such sales were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of such Act.

From September 15, 2000 through December 31, 2000, the Registrant sold 3,823,262 shares of its common stock in a private offering to 81 individual investors (64 accredited and 17 nonaccredited) for an aggregate purchase price of $1,543,941. All purchasers received or were given access to the information required under Rule 502(b) of Regulation D. No selling commission or other compensation was paid in connection with such transactions. All sales were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of such Act and Rule 506 of Regulation D.

From January 1, 2001 through December 5, 2001, the Registrant sold 675,250 shares of common stock in private transactions to 40 individual investors (36 accredited and 4 nonaccredited) for aggregate consideration in the amount of $262,500. No selling commission or other compensation was paid in connection with such transactions. Such sales were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of such Act.

From September 15, 2000 through December 31, 2000, the Registrant granted options covering 195,058 shares of its common stock to 14 persons (8 employees and 6 non-employees). 155,058 of such options are exercisable for a period of five years, commencing January 5, 2002; 40,000 of such options are exercisable for a period of five years, commencing July 5, 2002. 96,000 of such options are exercisable at the price of $0.25 per share, and 99,058 are exercisable at $0.50 per share. No selling commission or other compensation was paid in connection with such grants, which were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of such Act.

From January 1, 2001 through December 31, 2001, the Registrant granted options covering 292,327 shares of its common stock to 17 persons (7 employees and 10 non-employees). All such options are exercisable for a period of five years, commencing six months following the initial effective date of this registration statement. 103,308 of such options are exercisable at the price of $0.25 per share; 107,224 are exercisable at $0.40 per share; 72,039 are exercisable at $0.50 per share; 6,650 are exercisable at $1.00 per share; and 3,106 are exercisable at $2.00 per share. No selling commission or other compensation was paid in connection with such grants, which were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of such Act.

Description of Securities

In its initial public offering which commenced July 5, 2001, the Company sold 292,700 shares of its common stock to new investors at $2.00 per share. The common stock was offered in units. Each unit was comprised of two shares of common stock and two warrants to purchase additional shares of common stock. Each warrant is exercisable to purchase a share of common stock at prices of
$3.00 and $4.00 per share, respectively.   A total of 292,700 warrants were
issued in the initial public offering. As of December 31, 2001, all of the warrants remain outstanding. The warrants are exercisable over a period not to exceed 18 months commencing January 5, 2002. The Company, at its option, may redeem the warrants at a price of $0.01 per warrant at any time during the exercise period if the stock price, as traded on a national securities exchange, equals or exceeds $5.00 per share for a period of 20 consecutive days. Offering costs of $227,159 were incurred and recorded as an offset against the proceeds from the initial public offering in the year ended December 31, 2001.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Plan of Operation

Mentor Capital Consultants, Inc. is a development stage company, which provides a comprehensive suite of marketing, management, and strategic consulting services to pre-start up through 5-year-old businesses. Since its inception in March 2000, the company has been principally engaged in activities associated with structuring and raising capital for its business. In addition, during 2001, the company developed and tested a software product, SIIPOP, which is ready for sale and distribution and organized a wholly owned subsidiary, MCAP Investment Banking Services, Inc. ("MCAP"), which has completed much of the process of registering with the NASD as a broker-dealer. The Company intends to refer those of its consulting clients who are suitable and prepared for capital raising to MCAP.

During the next 12 months, we expect to continue to grow our company through the further implementation of our business plan. That plan includes continuing to develop new clients through our direct marketing campaigns; completion and licensure of our broker/dealer subsidiary in the first quarter of 2002;

completing the development of our proprietary software for sale during the first quarter of 2002; and expansion to other cities across the country.

Results of Operations

Revenue

Initial consulting revenue for 2001 amounted to $73,000 compared to $0 for 2000, our initial year in business. During the second six months of 2001, we signed consulting agreements with three clients. Revenue generated during the latter half of 2001 amounted to 78% of the total revenue generated for the year.

Operating Expenses

For fiscal 2001, operating expenses increased by $538,117 or 82% over fiscal 2000, which was nine and a half months long.

We began to build our management infrastructure, which resulted in labor and benefits increasing by $348,857 or 106% over 2000. In addition, we began to implement our business plan incurring business development costs and advertising expenditures of $117,137 in 2001, a $93,936 or 405% increase over 2000. We incurred costs of $37,978 to develop our proprietary software program and $27,809 to formulate our broker/dealer subsidiary in 2001, compared to no such costs in 2000. Administratively, our occupancy expenses increased to $59,266 in fiscal 2001 from $29,707 in fiscal 2000. This was primarily due to our moving into larger offices, and we were operating two and a half more months in 2001than 2000.

Other income (expense) net, increased $15,716 in 2001 from 2000 principally due to interest income generated from our money market account.

Net Income (Loss)

For 2001 as compared to 2000, our revenue increased by $73,000, while operating expenses and other income (expense) increased by $538,117 and $15,716 respectively, resulting in an increase in our net (loss) to ($1,101,780) in 2001 from ($652,379) in 2000.

Financial Condition

Liquidity; Commitments for Capital Resources; and Sources of Funds

As we have been in the development stage to date, there has been no liquidity from operations. Liquidity has been generated by utilizing the proceeds of private placements of common stock during 2000 and the first half of 2001.

During the fourth quarter of 2001, we made an initial public offering of up to 2,000,000 shares of stock and 2,000,000 warrants at a price to the public of $4.00 per unit. We anticipate our principal sources of liquidity during the next year will be cash from operations and net proceeds of this ongoing offering.

We do not currently have any major capital commitments.

Changes in Assets and Liabilities

During 2001, we substantially reduced our cash on hand, from $934,233 at December 31, 2000 to $513,057 at the end of 2001. This was primarily due to building the Company's management infrastructure and increasing expenditures for business development and marketing as we begin to implement our business plan.

Fixed assets increased by $33,142 or 33%, from 2000 to 2001, primarily as a result of the purchase of furniture, office equipment, and computers for use in our new offices by newly hired personnel.

Current liabilities increased $60,584 from 2000 to 2001, reflecting an increase in operational activities at December 31, 2001 compared to December 31, 2000.

Common stock and additional paid-in capital increased 39% from 2000 to 2001, from $1,649,804 to $2,292,190, principally as a result of our private placements and public offering of common stock and units respectively. Our deficit accumulated during the development stage increased by 169% from 2000 to 2001 as discussed under Net Income (Loss), above.

Inflation and Other Factors That May Affect Future Results.

We have not been affected by inflation in the past, and do not expect inflation to have a significant effect on operations in the foreseeable future.

Item 7. Financial Statements and Accompanying Notes

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Mentor Capital Consultants, Inc. (A Development Stage Enterprise)
Boulder, Colorado

We have audited the accompanying consolidated balance sheet of Mentor Capital Consultants, Inc. (A Development Stage Enterprise) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and for the cumulative period from March 13, 2000 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of December 31, 2000 and for the period March 13, 2000 (Inception) through December 31, 2000 were audited by other auditors whose report, dated January 10, 2001, expressed an unqualified opinion on those statements. The financial statements for the period March 13, 2000 (Inception) through December 31, 2000 reflect total revenues and net loss of $0 and $652,379, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Capital Consultants, Inc. (A Development Stage Enterprise) as of December 31, 2001 and the results of its operations and cash flows for the year ended December 31, 2001 and the cumulative period March 13, 2000 (Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/Gordon, Hughes & Banks, LLP

January 21, 2002
Greenwood Village, Colorado

                         INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors
Mentor Capital Consultants, Inc.

We have audited the accompanying balance sheet of Mentor Capital Consultants, Inc. (a development stage enterprise) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period from March 13, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, we believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mentor Capital Consultants, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the period from March 13, 2000 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.



/s/ Van Dorn & Bossi
Certified Public Accountants

Boulder, Colorado
January 10, 2001

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEETS

                                         December 31, 2001     December 31, 2000
                                        ----------------------------------------
ASSETS

  Current assets
    Cash (Note 1)                           $   513,057             $   934,233
    Accounts receivable                           5,000                       -
    Prepaid expenses & other                      3,636                       -
                                        ----------------------------------------
      Total current assets                      521,693                 934,233

  Property and equipment (Note 1)
    Property and equipment                      133,216                 100,074
    Less accumulated depreciation               (30,167)                 (9,623)
                                        ----------------------------------------
      Property and equipment, net               103,049                  90,451

    Deposits                                      3,132                   2,000
                                        ----------------------------------------
      Total assets                          $   627,874             $ 1,026,684
                                        ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                        $    64,605             $         -
    Accrued expenses                             25,238                  29,259
                                        ----------------------------------------
      Total current liabilities                  89,843                  29,259

  Stockholders' equity (Notes 3 and 6)
    Preferred stock, $.0001 par
      value, 25,000,000 shares
      authorized, none issued and
      outstanding                                     -                       -

    Common stock, $.0001 par value,
      100,000,000 shares authorized,
      16,541,612 and 15,505,762 shares
      issued and outstanding at
      December 31, 2001 and 2000,
      respectively                                1,654                   1,551
    Additional paid-in capital                2,290,536               1,648,253
    (Deficit) accumulated during the
      development stage                      (1,754,159)               (652,379)
                                        ----------------------------------------
      Total stockholders' equity                538,031                 997,425
                                        ----------------------------------------
      Total liabilities and
        stockholders' equity                $   627,874             $ 1,026,684
                                        ========================================

     See accompanying summary of accounting policies and notes to financial statements

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               Cumulative                         Period from
                                 During                          March 13, 2000
                               Development     Year Ended        (Inception) to
                                  Stage     December 31, 2001  December 31, 2000
                              --------------------------------------------------
Revenue
  Consulting revenues          $     73,000    $    73,000       $            -

Operating expenses
  Cost of revenues                   64,222         64,222                    -
  Selling, general and
    administrative                1,751,298      1,107,136              644,162
  Depreciation                       30,167         20,544                9,623
                              --------------------------------------------------
Total operating
  expenses                        1,845,687      1,191,902              653,785
                              --------------------------------------------------
Income (loss) from
  operations                     (1,772,687)    (1,118,902)            (653,785)

Other income (expense), net
  Other income                        6,200              -                6,200
  Interest income
    (expense), net                   13,498         18,292               (4,794)
  Franchise tax                      (1,170)        (1,170)                   -
                              --------------------------------------------------
    Total other income
      (expense), net                 18,528         17,122                1,406
                              --------------------------------------------------

Net income (loss)              $ (1,754,159)   $(1,101,780)    $       (652,379)
                              ==================================================
Net income (loss) per
  share, basic and
  diluted                      $      (0.12)   $     (0.07)    $          (0.05)
                              ==================================================
Weighted average number
  of common shares
  outstanding, basic
  and diluted                    14,640,168     15,833,085           13,133,326
                              ==================================================

     See accompanying summary of accounting policies and notes to financial statements

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             Period from March 13, 2000 (Inception) to December 31, 2001

                                                       Accumulated
                                                        (Deficit)
                                           Additional   During the
                         Common Stock       Paid-in    Development
                       Shares    Amount   Capital       Stage         Total
                     -----------------------------------------------------------
Issuance of common
  stock on March 13,
  2000 (Inception)   11,682,500  $1,168  $   84,695   $         -    $   85,863

Issuance of common
  stock for cash
  during private
  placement from
  March 13, 2000
  to December 31,
  2000 (Note 6)       3,645,000     365   1,492,760             -     1,493,125

Issuance of common
  stock for services
  provided from
  March 13, 2000 to
  December 31, 2000
  (Note 6)              178,262      18      50,798             -        50,816

Issuance of stock
  options to
  non-employees for
  services provided
  from March 13,
  2000 to December
  31, 2000 (Note 3)           -       -      20,000             -        20,000

Net (loss) for the
  period from March
  13, 2000
  (inception) to
  December 31, 2000           -       -           -      (652,379)     (652,379)
                     -----------------------------------------------------------
Balances, December
  31, 2000           15,505,762   1,551   1,648,253      (652,379)      997,425

Issuance of common
  stock for cash
  during private
  placement from
  January to August,
  2001 at $0.50 and
  $0.25 per share,
  net of $33,238 in
  offering costs        675,250      68     229,194             -       229,262

Issuance of common
  stock for cash
  during public
  offering from
  September to
  December, 2001 at
  $2.00 per share,
  net of $227,159 in
  offering costs        292,700      29     314,812             -       314,841

Issuance of common
  stock for services
  provided from
  January to
  December, 2001 at
  $0.25, $0.50 and
  $2.00 per share
  (Note 6)               67,900       6      27,919             -        27,925

Issuance of stock
  options to
  non-employees for
  services provided
  from January, 2001
  to December, 2001
  (Note 3)                    -       -      59,408             -        59,408

Issuance of stock
  options to
  employees from
  January to
  December, 2001
  (Note 3)                    -       -      10,950             -        10,950

Net (loss)                    -       -           -    (1,101,780)   (1,101,780)
                     -----------------------------------------------------------
Balances, December
  31, 2001           16,541,612  $1,654  $2,290,536   $(1,754,159)   $  538,031
                     ===========================================================

     See accompanying summary of accounting policies and notes to financial statements

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Cumulative                         Period from
                                During                          March 13, 2000
                              Development    Year Ended         (Inception) to
                                 Stage     December 31, 2001   December 31, 2000
                              --------------------------------------------------
Cash flows from operating
  activities:

  Net (loss)                  $(1,754,159)  $   (1,101,780)     $     (652,379)

  Adjustments to reconcile
    net (loss) to cash
    provided (used) by
    operations:
    Depreciation                   30,167           20,544               9,623
    Issuance of common stock
      and options for
      services                    158,148           87,333              70,815
    Issuance of employee
      stock options                10,950           10,950                   -

  Change in assets and
    liabilities:
    Accounts receivable            (5,000)          (5,000)                  -
    Other current assets           (3,636)          (3,636)                  -
    Accounts payable               64,605           64,605                   -
    Accrued expenses               25,238           (4,021)             29,259
    Deposits                       (3,132)          (1,132)             (2,000)
                              --------------------------------------------------
    Net cash (used) by
      operating activities    $(1,476,819)  $     (932,137)     $     (544,682)

Cash flows from investing
  activities:
  Purchases of property and
    equipment                    (133,216)         (33,142)           (100,074)
                              --------------------------------------------------
    Net cash (used) by
      investing activities       (133,216)         (33,142)           (100,074)

Cash flows from financing
  activities:
  Proceeds from issuance of
    common stock, net of
    offering costs              2,123,092          544,103           1,578,989
                              --------------------------------------------------
    Net cash provided by
      financing activities      2,123,092          544,103           1,578,989

  Net increase (decrease) in
    cash                      $   513,057   $     (421,176)     $      934,233

  Cash, beginning of period             -          934,233                   -
                              --------------------------------------------------
  Cash, end of period         $   513,057   $      513,057      $      934,233
                              ==================================================
Supplemental disclosure of
  non-cash investing and
  financing activities:

  Issuance of common stock
    and options for services  $   158,148   $       87,333      $       70,815
                              ==================================================
  Issuance of employee stock
    options at less than
    fair market value         $    10,950   $       10,950      $            -
                              ==================================================
  Interest paid               $     8,942   $          532      $        8,410
                              ==================================================

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

For the period March 13, 2000 (Inception) to December 31, 2001, the Company has been in the development stage. The Company's activities since inception have consisted of developing the business plan, raising capital and initial business plan implementation.

Significant Accounting Policies

Consolidated Financial Statements
The consolidated financial statements include the Company and its wholly owned subsidiaries, IPO Management Group, Inc., IPO Marketing Group, Inc., IPO Investor Services, Inc. and MCAP Investment Banking Services, Inc. Significant
intercompany accounts and transactions, if any, have been eliminated.   The
subsidiaries are currently inactive and have had no operating activities for the period since inception through December 31, 2001.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Property and equipment
Property and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets. Furniture and equipment is depreciated over 7 years, computer software is depreciated over 3 years, and computer hardware is depreciated over 5 years.

Property and equipment consist of the following:


                                                      December 31
                                                2001               2000
                                            -------------------------------
Furniture and office equipment              $    77,248        $    59,955
Computer hardware                                50,363             39,150
Computer software                                 5,605                969
                                            -------------------------------
                                                133,216            100,074
Less: accumulated depreciation                  (30,167)            (9,623)
                                            -------------------------------
                                            $   103,049        $    90,451
                                            ===============================

Advertising
The Company expenses advertising costs as they are incurred. Advertising expenses for 2001 and the period from March 13, 2000 (Inception) to December 31, 2000 totaled $52,915 and $23,201, respectively.

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS



Significant Accounting Policies (cont.)

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
Revenues from consulting services are recognized at the time services are rendered. The amounts of such revenues are recorded based on the fair value of the compensation received in exchange for the services. To date, the Company has contracted its services for payments in cash only.

Concentration of Credit Risk and Financial Instruments
Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The Company transacts its business with two financial institutions. The amount on deposit with one of those financial institutions does exceed the $100,000 federally insured limit at December 31, 2001. However, management believes that the financial institution is financially sound and the risk is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying values of all financial instruments approximate fair value.

Software Development Costs
The costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility of related software products has been established, computer software development costs will be capitalized and reported at the lower of amortized cost or net realizable value. When a product is ready for general release, its capitalized costs will be amortized using the straight-line method of amortization over a reasonable period. During the year ended December 31, 2001 and the period from March 13, 2000 (Inception) to December 31, 2000, no software costs have been capitalized.

Stock Based Compensation
The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock based compensation. Under APB No. 25, the Company recognizes no compensation expense related to employee or director stock options unless options are granted with an exercise price below fair value on the day of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") provides an alternative method of accounting for stock-based compensation arrangements for employees and directors, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. Stock, options or warrants issued to consultants and outsiders are recorded at fair value under SFAS No.
123. The Financial Accounting Standards Board encourages, but does not require, entities to adopt the fair-value based method. The Company will continue its accounting under APB No. 25 for employees and directors but uses the disclosure-only provisions of SFAS No. 123 for any options issued to employees and directors. See Note 3 for disclosure on those options issued for the periods ended December 31, 2001 and 2000.

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS



Significant Accounting Policies (cont.)

Income taxes
The Company accounts for deferred income taxes in accordance with the liability method as required by Statement of Financial accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets and liabilities. Any liability for actual taxes to taxing authorities is recorded as income tax liability.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation. The impact of these changes is not material and did not affect net (loss).

Comprehensive Income
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of comprehensive income in the year ended December 31, 2001 or the period from March 13, 2000 (Inception) to December 31, 2000.

Segments Of An Enterprise And Related Information
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. At present, the Company only operates in one segment.

Earnings (loss) per common share
Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of earnings per share - "basic" and "diluted". Basic earnings or (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares consisting of common stock options and warrants and contingently issuable shares of common stock. Potential common shares outstanding are calculated using the treasury stock method. As a result of the Company's net loss, common stock equivalents have been excluded because their effect would be anti-dilutive.

Recent accounting pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS


Significant Accounting Policies (cont.)

Recent Accounting Pronouncements (cont.)
acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not currently have any goodwill or intangible assets recorded nor has it ever entered into a business combination and therefore, the Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the FASB also approved for issuance SFAS No. 143, "Asset Retirement Obligations." SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of assets retirement cost to expense, (4) subsequent measurement of the liability, and (5) financial statement disclosure. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

Note 2 - Income Taxes
The Company did not record any provision for federal and state income taxes for December 31, 2001 and December 31, 2000. Variations from the federal statutory rate are as follows:

                               Cumulative                         Period from
                                 During                          March 13, 2000
                               Development     Year Ended        (Inception) to
                                  Stage     December 31, 2001  December 31, 2000
                              --------------------------------------------------
Expected federal income tax
  benefit                     $(817,038)     $      (595,229)   $      (221,809)
  at statutory rate of 34%
Net operating loss
carryforward                    817,038              595,229            221,809
                              --------------------------------------------------
Net tax expense               $       -      $             -    $             -
                              --------------------------------------------------

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS


Note 2 - Income Taxes (cont.)

Deferred income tax assets result from federal and state operating loss carryforwards in the amount of $1,523,887 and $581,600 plus timing difference related to deductions for non-cash compensation and to other temporary differences in the amounts of $162,799 and $63,987 at December 31, 2001 and $70,816 and $0 at December 31, 2000, respectively. The loss carryforwards expire in 2020 and 2021 respectively.

Net deferred tax assets consist of the following as of December 31:

                                                       2001             2000
                                                   -----------------------------
Tax effect of net operating loss carryforwards      $   518,121     $   197,732
Tax effect of timing differences
  related to compensation expense                        55,352          24,077
Tax effect of other temporary differences                21,756               -
Less valuation allowance                               (595,229)       (221,809)
                                                   -----------------------------
Net deferred tax assets                             $         -     $         -
                                                   -----------------------------

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary.

Note 3 - Stock Options

In 2000, the Company's board of directors approved a Stock Option Plan (the
Plan) pursuant to which incentive stock options and nonqualified stock options are reserved for issuance to eligible employees, consultants and directors of the Company. The Plan is administered by the Board of Directors, which has the authority to select the individuals to whom awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award.

The Company has granted nonqualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $.25 to $.50 per share.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, the Company continues to account for options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB No. 25").

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS



Note 3 - Stock Options (Cont.)

A summary of activity in the Plan is as follows:

                                                   Period from March 13, 2000
                              Year ended                  (Inception) to
                           December 31, 2001             December 31, 2000
                       --------------------------  -----------------------------
                                     Weighted                        Weighted
                        Number of    Average          Number of      Average
                         Options   Exercise Price      Options    Exercise Price
                       --------------------------  -----------------------------
Outstanding at
  beginning of period   115,058      $     0.32              -      $         -
Granted during year     127,824            0.39        115,058             0.32
Exercised during year         -               -              -                -
                       --------------------------  -----------------------------
Outstanding at end of
  period                242,882      $     0.36        115,058      $      0.32
                       ==========================  =============================
Exercisable at end of
  period                242,882      $     0.36        115,058      $      0.32
                       ==========================  =============================



As of December 31, 2001, outstanding options have weighted average contractual lives remaining of approximately four years with an exercise price of $0.36 per share. Of those options outstanding at December 31, 2001, all are fully vested.

In 2001, the Company issued to two employees options that were at exercise prices below the fair market value of the stock on the dates of grant. In accordance with APB No. 25 and utilizing the intrinsic valuation method associated with APB No. 25, the Company has recorded $10,950 of compensation expense related to these option grants.

If the Company had used the Fair Value based method of accounting for its stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost included in the net (loss) for the periods ended December 31, 2001 and 2000 would have increased by $28,081 and $21,910, respectively, resulting in pro-forma net losses of ($1,129,861) and ($674,289), respectively, or ($0.07) and ($0.05) per share, respectively.

For purposes of calculating fair value under FAS No. 123, the fair value of each option grant, as opposed to its exercisable price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 141.60% and 0% as of December 31, 2001 and 2000, respectively; risk free interest rates of 8% and 6% as of December 31, 2001 and 2000, respectively; and expected lives of 2 years.

In addition to stock options granted to employees, the Company granted options to purchase common stock to certain consultants at the price at which stock was being sold to new investors at the time of grant. The compensation cost of these options, measured by the fair value of the options provided in lieu of
cash has been included in selling, general and administrative expense.     The
assumptions utilized to value employee options in accordance with the disclosure requirements of SFAS No. 123 were also used to value the options issued to the consultants. For the year ended December 31, 2001 and the period from March 13, 2000 (Inception) to December 31, 2000, the Company has recognized consulting expense related to the non-employee options of $59,408 and $20,000, respectively.

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS



Note 3 - Stock Options (Cont.)

Following is a reconciliation of transactions during the period for options granted to consultants:

                                                     Period from March 13, 2000
                              Year ended                    (Inception) to
                           December 31, 2001               December 31, 2000
                         ------------------------  -----------------------------
                                        Average                       Average
                         Number of      Exercise      Number of       Exercise
                          Options        Price         Options         Price
                         ---------     ----------    -----------    ------------
Outstanding at the
  beginning of the
  period                   80,000        $  0.25              -         $     -

Granted during the
  period                  164,503           0.41         80,000            0.25
Exercised during the
  period                        -              -              -               -
                         ---------     ----------    -----------    ------------
Outstanding at the end
  of the period           244,503        $  0.36         80,000         $  0.25
                         =========     ==========    ===========    ============
Exercisable at end of
  period                  244,503        $  0.36         80,000         $  0.25
                         =========     ==========    ===========    ============


Outstanding non-employee options have a weighted average contractual life remaining of approximately four years with an exercise price of $0.36 per share. Of those consultant options outstanding at December 31, 2001, all are fully vested.

Note 4 - Related Party Transactions
At the inception of the Company, the primary stockholder sold certain assets, consisting primarily of furniture, computers and software to the Company for $55,000. The value of the assets was estimated to be approximately fair value; the Board of Directors approved the transaction; the primary stockholder abstained from voting. During 2001, the Company paid legal fees to a director in the amount of $39,700 In addition, during 2001, the Company retained several consultants who received common stock and fees for services provided totaling $46,100.

Note 5 - Operating Leases
The Company leases certain facilities and office space under non-cancelable operating lease agreements. Rent expense for the year ended December 31, 2001 and the period from March 13, 2000 (Inception) to December 31, 2000 was approximately $59,266 and $29,707, respectively.

Future minimum rental commitments for the operating leases are as follows:

                YEAR
                2002                     $ 52,332
                2003                       34,888
                                        ----------
                Total lease payments     $ 87,220
                                        ==========

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS



Note 6 - Shareholders' Equity

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

During the year ended December 31, 2001, the Company continued its private placement offering initiated in 2000 and issued common stock to new investors at $.25 per share for 300,250 shares, and at $.50 per share for 375,000 shares. Offering costs of $33,238 were incurred and recorded as an offset against the proceeds from the private placement offering in the year ended December 31, 2001.

Through a public offering in 2001, the Company issued common stock to new investors at $2.00 per share for 292,700 shares. The commons stock was offered in units. Each unit was comprised of two shares of common stock and two warrants to purchase additional shares of common stock. Each warrant is exercisable to purchase a share of common stock at prices of $3.00 and $4.00
per share, respectively.   A total of 292,700 warrants were issued in
conjunction with the public offering. As of December 31, 2001, all of the warrants remain outstanding. The warrants are exercisable over a period not to exceed 18 months commencing six months from the effective date of the initial registration statement, which was July 5, 2001. The Company, at its option, may redeem the warrants at a price of $0.01 per warrant at any time during the exercise period if the stock price, as traded on a national securities exchange,
equals or exceeds $5.00 per share for a period of 20 consecutive days.    No
assignment of fair value was assigned to the warrants issued but any future exercises will dilute the holdings of current and future shareholders.
Offering costs of $227,159 were incurred and recorded as an offset against the proceeds from the public offering in the year ended December 31, 2001.

The Company also issued 67,900 shares at $.25, $0.50 and $2.00 per share to consultants for services provided. These shares were valued based on the price at which shares were being issued at the time services were rendered.

The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of preferred stock with $.0001 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 2001 and December 31, 2000, no shares of preferred stock have been issued.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed a report on Form 8-K for December 20, 2001, reflecting the change in its principal accountants that took place as of that date. As of December 20, 2001, the Company's principal accountants, Van Dorn & Bossi, Boulder, CO resigned and were replaced by Gordon, Hughes & Banks to replace Van Dorn & Bossi as the Company's principal accountants.

As set forth in its letter which accompanied the Company's Form 8-K, described above, Van Dorn & Bossi confirmed that, during Mentor Capital Consultant's two most recent fiscal years and any subsequent interim period preceding Van Dorn & Bossi's resignation, there were no disagreements between the Company and Van Dorn & Bossi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if unresolved, would have caused Van Dorn & Bossi to make reference to the subject matter of such disagreement in any report issued by them.

 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Director Compensation

All authorized out-of-pocket expenses incurred by a Director on behalf of the Company shall be reimbursed upon receipt by the Company of appropriate supporting documentation of such expenses. At the present time, Directors do not receive any compensation for their services as Directors.

Appointment of Directors and Executive Officers

The Directors and Executive Officers of the Company are appointed annually at the first meeting of the Company's Board of Directors. Directors serve two-year terms and are able to serve consecutive terms. Each executive officer shall hold office until his successor is duly elected, until his resignation, or until he shall be removed in the manner provided by the Company's By-laws.

As of December 31, 2001, the names, ages, and positions of the Directors and Executive Officers of the Company were as follows:


Name                  Age   Position(s)

Michael Bissonnette    53   Chief Executive Officer, President, Treasurer
                            and Director
Jerry L. Gutterman     59   Chief Financial Officer
John K. Thompson       40   Vice President
Elizabeth B. Lane      42   Secretary and Director
Richard A. Kranitz     57   Director

Family Relationships

There are no family relationships among our Board of Directors, Officers, or employees

Involvement in Certain Legal Proceedings

None of our directors or executive officers or control persons has been involved, during the past five (5) years in any of the events set forth in Reg.
Section 228.401 (Item 401) (d) (1)-(4).

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires the Company's directors, executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) filing requirements applicable to its directors, executive officers, and beneficial owners holding more than 10% of a registered class of the Company's equity securities have been satisfied.


Item 10. Executive Compensation

Our Board of Directors has adopted the 2000 and 2001 Non-Qualified Stock Option Plans.


Summary Compensation Table:

                                     Annual       Other           Total
Name and Principal Position   Year   Salary    Compensation   Compensation
---------------------------   ----  --------   ------------   ------------
Michael Bissonnette           2000  $ 77,083    $        0     $   77,083
President & CEO               2001  $150,000    $        0     $  150,000

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by each person known by us to own beneficially 5% or more of the Common Stock. All shares are held beneficially and of record, and, to the best knowledge of the Company, each listed shareholder has sole voting and investment power.

Security Ownership of Certain Beneficial Owners

Name and Address
Of Beneficial Owner        Number of Shares(1)  Title of Class  Percent of Class
----------------------     -------------------  --------------  ----------------
W. Michael Bissonnette          7,622,250           Common           46.1%
4940 Pearl East Circle #104
Boulder, CO  80301

Diane A. Paoli                  1,250,000           Common            7.6%
202 State Street A
Santa Barbara, CA

  (1) The number of shares of common stock "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant, or right.

(a) Securities Ownership of Management

Name                    Number of Shares (1)   Title of Class   Percent of Class
----                    --------------------   --------------   ----------------
W. Michael Bissonnette       7,622,250              Common           46.1%

Richard A. Kranitz             120,000              Common            0.7%

John K. Thompson               100,000              Common            0.6%

Elizabeth B. Lane               74,925              Common            0.5%

  (1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant, or right. All shares are held beneficially and of record, and, to the best knowledge of the Company, each listed shareholder has sole voting and investment power.
  (2) The address of the persons listed above is 4940 Pearl East Circle, Suite 104, Boulder CO 80301.

(b) Involvement in Certain Legal Proceedings

None of our management is involved in any type of legal proceedings.

Item 12. Certain Relationships and Related Transactions

At the inception of the Company, Michael Bissonnette, the President and a director of the Company, sold certain assets, consisting primarily of furniture, computers and software to the Company for $55,000. The value of the assets was estimated to be approximately fair value; the Board of Directors approved the transaction, with Mr. Bissonnette abstaining from the vote. During 2001, the Company paid legal fees in the amount of $39,700 to Kranitz & Philipp; Richard
A. Kranitz, a director of the Company, is a partner in Kranitz & Philipp In addition, during 2001, the Company retained several consultants who received common stock and fees for services provided totaling $46,100.

Item 13. Exhibits and Reports in Form 8-K

(a) Index To Exhibits

Exhibit Number   Description
--------------   -----------
     3.1         Articles of Incorporation of Mentor Capital Consultants, Inc. *
     3.2         By-Laws of Mentor Capital Consultants, Inc. *
     3.3         Certificate of Amendment to Articles of Incorporation of Mentor
                 Capital Consultants, Inc.*
    10.1         Escrow Agreement, between Mentor Capital Consultants, Inc. and
                 Grafton State Bank*
    10.2         $3.00 Warrant Agreement, between Mentor Capital Consultants,
                 Inc. and Grafton State Bank*
    10.3         $4.00 Warrant Agreement, between Mentor Capital Consultants,
                 Inc. and Grafton State Bank*
    10.4         Lease Agreement, between Mentor Capital Consultants, Inc. and
                 Four Pearl Partnership, Ltd., LLLP*
    16.1         Letter of Van Dorn & Bossi, as to change in accountants*
    16.2         Letter of Gordon, Hughes & Banks, LLP., as to change in
                 accountants*

  * Incorporated by reference to the registration statement of Mentor Capital Consultants, Inc. on Form SB-2 (File No. 333-58844).

(b) Reports on Form 8-K

The Company filed a report on Form 8-K for December 20, 2001, reflecting the change in its principal accountants that took place as of that date. As of December 20, 2001, the Company's principal accountants, Van Dorn & Bossi, Boulder, CO resigned and were replaced by Gordon, Hughes & Banks to replace Van Dorn & Bossi as the Company's principal accountants.

As set forth in its letter which accompanied the Company's Form 8-K, described above, Van Dorn & Bossi confirmed that, during Mentor Capital Consultant's two most recent fiscal years and any subsequent interim period preceding Van Dorn & Bossi's resignation, there were no disagreements between the Company and Van Dorn & Bossi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if unresolved, would have caused Van Dorn & Bossi to make reference to the subject matter of such disagreement in any report issued by them.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Mentor Capital Consultants, Inc.

        Dated:  March 26, 2002            By:  /s/ W. Michael Bissonnette
                                              -------------------------------
                                               Michael Bissonnette, President
                                               (Principal Executive Officer)


        Dated:  March 26, 2002            By:  /s/ Jerry L. Gutterman
                                              -------------------------------
                                               Jerry L. Gutterman, Treasurer
                                               (Principal Financial and
                                                Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



        Dated:  March 26, 2002            By:  /s/ W. Michael Bissonnette
                                              -------------------------------
                                               Michael Bissonnette, Director


        Dated:  March 26, 2002            By:  /s/ Elizabeth B. Lane
                                              -------------------------------
                                               Elizabeth B. Lane, Director


        Dated:  March 26, 2002            By:  /s/ Richard A. Kranitz
                                              -------------------------------
                                               Richard A. Kranitz, Director

