Form 10QSB
period 2002-05-14
MENTOR CAPITAL CONSULTANTS INC
filed 2002-05-14
CIK 1131048

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-QSB




    (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required To be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


The number of shares of the registrant's common stock as of May 1, 2002:
                                16,549,612 shares.

   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


                           PART 1: FINANCIAL INFORMATION


                            ITEM 1: FINANCIAL STATEMENTS


                             Financial Statements of
                        Mentor Capital Consultants, Inc.
                         (A Development Stage Company)
             For the three and nine month periods ended March 31, 2002

                         MENTOR CAPITAL CONSULTANTS, INC
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                         March 31, 2002        December 31, 2001
                                       ------------------      -----------------
                                           (Unaudited)             (Audited)
ASSETS

  Current assets
    Cash                                  $      174,524        $       513,057
    Accounts receivable                            5,000                  5,000
    Prepaid expenses & other                       7,339                  3,636
                                       ------------------      -----------------
      Total current assets                       186,863                521,693

  Property and equipment
    Property and equipment                       142,020                133,216
    Less: accumulated depreciation               (36,140)               (30,167)
                                       ------------------      -----------------
      Property and equipment, net                105,880                103,049

  Deferred offering costs (Note 2)                23,891                      -
  Deposits                                         3,132                  3,132
                                       ------------------      -----------------
      Total assets                        $      319,766        $       627,874
                                       ==================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                      $      41,310         $        64,605
    Accrued expenses                             33,778                  25,238
                                       ------------------      -----------------
      Total current liabilities                  75,088                  89,843

  Stockholders' equity (Note 4)
    Preferred stock, $.0001 par value,
      25,000,000 shares authorized,
      none issued and outstanding                     -                       -
    Common stock, $.0001 par value,
      100,000,000 shares authorized,
      16,549,612 and 16,541,612 shares
      issued and outstanding at
      March 31, 2002 and December 31,
      2001, respectively                          1,655                   1,654
    Additional paid-in capital                2,315,148               2,290,536
    (Deficit) accumulated during the
      development stage                      (2,072,125)             (1,754,159)
                                       ------------------      -----------------
      Total stockholders' equity                244,678                 538,031
                                       ------------------      -----------------
      Total liabilities and
        stockholders' equity               $    319,766         $       627,874
                                       ==================      =================

      See accompanying summary of accounting policies and notes to financial statements

                         MENTOR CAPITAL CONSULTANTS, INC
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 Cumulative
                                   During           Three Months Ended March 31
                                 Development       -----------------------------
                                   Stage                2002           2001
                              --------------------------------------------------
Revenue
  Consulting revenues           $   116,100        $   43,100       $     8,300

Operating expenses
  Cost of revenues                   94,107            29,885            20,788
  Selling, general and
    administrative                2,076,121           324,823           262,852
  Depreciation                       36,139             5,972             5,421
                              --------------------------------------------------
Total operating expenses          2,206,367           360,680           289,061
                              --------------------------------------------------

Income (loss) from operations    (2,090,267)         (317,580)         (280,761)

Other income (expense), net
  Other income                        6,200                 -                 -
  Interest income (expense),
    net                              14,231               733             9,618
  Franchise tax                      (2,289)           (1,119)           (1,170)
                              --------------------------------------------------
    Total other income
      (expense), net                 18,142              (386)            8,448
                              --------------------------------------------------
Net income (loss)               $(2,072,125)       $ (317,966)      $  (272,313)
                              ==================================================
Net income (loss) per share,
  basic and diluted             $     (0.14)       $    (0.02)      $     (0.02)
                              ==================================================
Weighted average number of
  common shares outstanding,
  basic and diluted              14,873,912          16,549,079      15,510,484
                              ==================================================

      See accompanying summary of accounting policies and notes to financial statements

                         MENTOR CAPITAL CONSULTANTS, INC
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                  Cumulative
                                    During
                                  Development     Three Months Ended March 31
                                     Stage             2002            2001
                                 -----------------------------------------------
Cash flows from operating
  activities:

  Net (loss)                      $(2,072,125)     $   (317,966)   $   (272,313)

  Adjustments to reconcile net
    (loss) to cash provided
    (used) by operations:
    Depreciation                       36,139             5,972           5,421
    Issuance of common stock
      and options for services        166,762             8,614          15,949
    Issuance of employee
      stock options                    10,950                 -               -

  Change in assets and liabilities:
    Accounts receivable                (4,252)              748               -
    Other current assets               (8,086)           (4,450)              -
    Accounts payable                   41,310           (23,295)              -
    Other current liabilities          (2,562)           (2,562)        (29,259)
    Accrued expenses                   36,339            11,101               -
    Deposits                           (3,132)                -            (644)
                                 -----------------------------------------------
    Net cash (used) by operating
      activities                  $(1,798,657)     $   (321,838)   $   (280,846)

Cash flows from investing
  activities:
  Purchases of property and
    equipment                        (142,020)           (8,804)         (4,648)
                                 -----------------------------------------------
      Net cash (used) by
        investing activities         (142,020)           (8,804)         (4,648)

Cash flows from financing
  activities:
  Proceeds from issuance of
    common stock, net of
    offering costs                  2,115,201            (7,891)        (45,279)
                                 -----------------------------------------------
    Net cash provided by
      financing activities          2,115,201            (7,891)        (45,279)
                                 -----------------------------------------------
  Net increase (decrease) in cash $   174,524      $   (338,533)   $   (330,773)

        Cash, beginning of period           -           513,057         934,233
                                 -----------------------------------------------
        Cash, end of period       $   174,524      $    174,524    $    603,460
                                 ===============================================
Supplemental disclosure of
  non-cash investing and
  financing activities:

  Issuance of common stock and
    options for services          $   166,762      $      8,614    $     15,949
                                 ===============================================
  Issuance of employee stock
    options at less than fair
    market value                  $    10,950      $          -    $          -
                                 ===============================================
  Interest paid                   $     9,046      $        104    $          -
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

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Mentor Capital Consultants, Inc. ("the Company") was incorporated in the State of Delaware on March 13, 2000.

The Company was organized to provide strategic business planning, marketing, consulting and venture services to small and medium sized businesses, and through wholly owned affiliates or business alliances, to provide specialized investment banking, investment advisory and related services to its clients.

For the period March 13, 2000 (Inception) to March 31, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing and refining its business plan, raising capital and initial business plan implementation.

From inception to March 31, 2002, the Company has revenues of $116,100 and has expensed costs in the amount of $2,188,225 during the development stage. The Company has maintained adequate cash resources through its private placement and self-directed initial public offering

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiaries, IPO Management Group, Inc., IPO Marketing Group, Inc., IPO Investor Services, Inc. and MCAP Investment Banking Services, Inc. Significant
intercompany accounts and transactions, if any, have been eliminated.   MCAP
Investment Banking Services, Inc. is the only active subsidiary. The other subsidiaries are currently inactive and have had no operating activities for the period since inception through March 31, 2002.

Basis of Presentation

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements on Form 10-KSB to the Securities and Exchange Commission filed on March 26, 2002. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2002 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.

Note 2 - Deferred Offering Costs

Beginning in January, 2002, the Company has recorded deferred offering costs of $23,891 for the Company's self-directed public offering. These costs are continuing under the Company's post-effective amendment to its registration statement. (See Note 6)

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

Note 3 - Software Development Costs

The costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility of related software products has been established, computer software development costs will be capitalized and reported at the lower of amortized cost or net realizable value. When a product is ready for general release, its capitalized costs will be amortized using the straight-line method of amortization over a reasonable period. During the three months ended March 31, 2002 and the period from March 13, 2000 (Inception) to March 31, 2002, no software costs have been capitalized.

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

Through a public offering in 2001, the Company issued common stock to new investors at $2.00 per share for 292,700 shares. The common stock was offered in units. Each unit is comprised of two shares of common stock and two warrants to purchase additional shares of common stock. Each warrant is exercisable to purchase a share of common stock at prices of $3.00 and $4.00 per share, respectively. A total of 292,700 warrants were issued in conjunction with the public offering. The warrants are exercisable over a period not to exceed 18 months commencing six months from the effective date of the initial registration statement, which was July 5, 2001. The Company, at its option, may redeem the warrants at a price of $0.01 per warrant at any time during the exercise period if the stock price, as traded on a national securities exchange, equals or
exceeds $5.00 per share for a period of 20 consecutive days.   No assignment of
fair value was assigned to the warrants issued but any future exercises will dilute the holdings of current and future shareholders. Offering costs of $227,159 were incurred and recorded as an offset against the proceeds from the public offering in the year ended December 31, 2001.

During the three months ended March 31, 2002, a total of 8,000 shares and 8,000 warrants were issued in conjunction with the public offering, raising an additional $16,000 for the Company. As of March 31, 2002, all of the aforementioned warrants remain outstanding.

The Company also issued 67,900 shares at $0.25, $0.50, and $2.00 per share to consultants for services provided during the period from March 13, 2000 (Inception) to March 31, 2002. These shares were valued based on the price at which shares were being issued at the time services were rendered.

The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of preferred stock with $.0001 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of March 31, 2002, no shares of preferred stock have been issued.

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions

At the inception of the Company, the primary stockholder sold certain assets, consisting primarily of furniture, computers and software to the Company for $55,000. The value of the assets was estimated to be approximately fair value; the Board of Directors approved the transaction; the primary stockholder abstained from voting. For the three month period ended March 31, 2002 a director of the Company, who is a partner in the law firm of Kranitz and Philipp, was paid legal fees of $5,000. In addition, for the three month period ended March 31, 2002, the Company retained several consultants who received common stock options and their fees for services provided totaled $14,297.

Note 6 - Subsequent Events

The Company filed a post-effective amendment to its registration statement that became effective May 1, 2002. Management reduced the price from $2.00 per share or $4.00 per unit to $1.00 per share or $2.00 per unit in order to expedite the sale of the offering. In addition, the warrants were reduced from $3.00 per share and $4.00 per share to $1.50 per share and $2.00 per share respectively. The composition of each unit remained the same as well as the number of units offered.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Revenue

  For the three months ended March 31, 2002, and 2001, we had revenue of $43,100 and $8,300, respectively. During the three months ended March 31, 2002, we signed consulting agreements with three new clients resulting in the increase in revenue of 419% over the prior comparable period.

  Operating Expenses

  Operating expenses increased by $71,619 or 24.8% in the three months ended March 31, 2002 compared to the three month period ended March 31, 2001.

  The increases in operating expenses reflect the building of the Company's management infrastructure, refining and implementing the business plan, development of the Company's proprietary software program, costs to formulate our broker/dealer operation, and legal and accounting costs associated with being a public company. Administratively, occupancy costs increased primarily due to our moving into larger offices.

  For the three months ended March 31, 2002, and 2001, other income (expense) net, was ($386) and $8,448, respectively. The net decrease in 2002 versus 2001 was due to interest income generated during 2001 from our money market account as a result of funds raised through our private placement.

  Net Income (Loss)

  For the three months ended March 31, 2002, we incurred a net (loss) of ($317,966) compared with a net (loss) of ($272,313) for the same period ended March 31, 2001. We have had a net (loss) from operations for each quarterly period since inception. From inception to March 31, 2002, we incurred a net
(loss) of ($2,072,125) or ($0.14) per share.

  Our net operating (losses) are due primarily to the building of the Company's management infrastructure, implementing our business plan, development of the Company's proprietary software program, the formulation of our broker/dealer operation, and legal and accounting costs related to being a public company.

  We expect to continue to grow our Company through the further refinement and implementation of our business plan; that is, continuing to develop new clients through our direct marketing campaigns; completing the licensure of our broker/dealer operation; completing the development of our proprietary software; and ultimately expanding our business to other cities across the country.

Financial Condition

  Liquidity; Commitments for Capital Resources; and Sources of Funds

  As we have been in the development stage to date, there has been little liquidity from operations. Liquidity has been generated by utilizing the proceeds of a private placement of common stock during 2000 and the first half of 2001and from proceeds generated from our ongoing self-directed public offering during the final quarter of 2001 and the first quarter of 2002. We anticipate our principal sources of liquidity during the remaining portion of 2002 will be cash from operations and net proceeds of our ongoing public offering.

  We do not currently have any major capital commitments.

  Changes in Assets and Liabilities

  As of March 31, 2002 our cash balance was $174,524 as compared with $513,057 at December 31, 2001. Cash was used primarily to build the Company's management infrastructure, completing the licensure of its broker/dealer operation, business development, and marketing as we continue to refine and implement our business plan. In addition, the Company incurred $23,891 of deferred offering costs in anticipation of continuing its self-directed public offering.

  Fixed assets increased by $8,804 or 7% from December 31, 2001 to March 31, 2002. Purchases of office equipment and computer hardware were made for both existing and newly hired personnel.

  Common stock and additional paid-in capital increased 1.1% from December 31, 2001 to March 31, 2002, from $2,292,190 to $2,316,803, respectively. The increase was a result of an investment in our self- directed public offering of common stock as well as the issuance of common stock options for services rendered. Our (deficit) accumulated during the development stage increased by 18.1% from December 31, 2001 to March 31, 2002 as discussed in the Net Income
(Loss) paragraph above.


Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-KSB filed on March 26, 2002. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

STOCK-BASED COMPENSATION: We issue common stock options to our employees and also to outside consultants. The valuation of the expense associated with the issuance of common stock options to non-employees or with the issuance of common stock options to employees that are at exercise prices below the fair market value of our common stock is done in accordance with FASB No. 123 and the associated Black-Scholes valuation model. .

REVENUE RECOGNITION: We recognize revenue as services to our client companies are rendered and billed. Revenues are earned as consulting services are delivered and we are under no further obligations to provide additional efforts or services to earn those revenues already recognized

Part 2:  Other Information

  Item  1  Legal Proceedings
            None

  Item  2  Change In Securities and Use  Of Proceeds
            See Schedule I

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

                                         Mentor Capital Consultants, Inc.



              Dated: May 14, 2002        By:    /s/ W. Michael Bissonnette
                                         _______________________________
                                         W. Michael Bissonnette,
                                         President (Principal Executive Officer)


              Dated: May 14, 2002        By:    /s/ Jerry L. Gutterman
                                         _______________________________
                                         Jerry L. Gutterman,
                                         Treasurer (Principal Financial Officer)

                                                                     SCHEDULE I


                          MENTOR CAPITAL CONSULTANTS, INC.

                                 FORM 10-QSB
                     For the Three Months Ended March 31, 2002


Pursuant to Securities Act Rule 463, the following information (as identified in paragraphs (f)(2) through (f)(4) of Regulation S-B Item 701) is provided concerning the initial public offering ("Offering"), as investment units ("Units"), of its common stock, par value $0.0001 per share ("Common Stock") and warrants to purchase additional shares of common stock ("Warrants"), each Unit consisting of two shares of Common Stock and Warrants to purchase an additional two shares of Common Stock conducted by Mentor Capital Consultants, Inc. ("Company"), pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (File No. 333-58844), which initially became effective July 5, 2001:

  (f)(2) through (f)(4)(i): The Offering commenced as of July 5, 2001, and terminated as of December 31, 2001.

  (f)(4)(ii): Mentor Capital Consultants, Inc. is managing its own self-underwritten Offering.

  (f)(4)(iii) through (f)(4)(iv): 4,000,000 shares of Common Stock were registered on Form SB-2; 2,000,000 shares were included in the Units comprising the Offering and 2,000,000 shares were subject to Warrants contained in such Units; all such shares were registered for the account of the Company; the aggregate price of the Common Stock registered (calculated at $2.00 per share, the initial public offering price) was $11,000,000 (including $4,000,000 of Common Stock contained in the Units and $7,000,000 of common stock to cover Warrants; during the period from July 5, 2001 through December 31, 2001, 135,500 Units containing 271,000 shares were sold in the Offering.

  (f)(4)(v): Through March 31, 2002, the Company incurred the following expenses in connection with the Offering:

        Legal and accounting fees and expenses  $         66,305.84
        Printing/SEC filings (EDGAR)                      78,196.33
        Other expenses                                   106,547.99
                                                --------------------
                Total expenses                  $        251,050.16
                                                --------------------

  Richard Kranitz, a director of the Company, is a partner in the law firm of Kranitz and Philipp of Milwaukee, Wisconsin, which was paid $5,000 of the above legal and accounting fees and expenses. None of the other above expenses were paid, directly or indirectly, to directors or officers of the Company, or to their affiliates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

  (f)(4)(vi) through (f)(4)(vii): The net proceeds from the Offering from July 5, 2001 through December 31, 2001 was $314,841. The net proceeds were used for operating capital, with the balance being held in Company accounts.