Form 10QSB
period 2002-08-09
MENTOR CAPITAL CONSULTANTS INC
filed 2002-08-09
CIK 1131048

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB


    (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required To be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []



The number of shares of the registrant's common stock as of July 31, 2002:
        16,920,312 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


                         PART 1: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                           Financial Statements of
                       Mentor Capital Consultants, Inc.
                       (A Development Stage Enterprise)
            For the three and six month periods ended June 30, 2002

                          MENTOR CAPITAL CONSULTANTS, INC
                          (A DEVELOPMENT STAGE ENTERPRISE)
                            CONSOLIDATED BALANCE SHEETS

                                        June 30, 2002         December 31, 2001
                                        ----------------------------------------
                                          (Unaudited)             (Audited)
ASSETS
  Current assets
    Cash                                  $  78,561               $   513,057
    Accounts receivable                      10,000                     5,000
    Prepaid expenses & other                  2,500                     3,636
                                        ----------------------------------------
      Total current assets                   91,061                   521,693

  Property and equipment
    Property and equipment                  142,020                   133,216
    Less accumulated depreciation           (42,220)                  (30,167)
                                        ----------------------------------------
      Property and equipment, net            99,800                   103,049

  Marketable securities (Note 2)            133,650                         -
  Deferred offering costs                    21,423                         -
  Deposits                                    6,132                     3,132
                                        ----------------------------------------
      Total assets                        $ 352,066               $   627,874
                                        ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                      $  94,096               $    64,605
    Accrued expenses                              -                    25,238
    Deposits payable                         10,000                         -
                                        ----------------------------------------
      Total current liabilities             104,096                    89,843

  Stockholders' equity (Note 3)
    Preferred stock, $.0001 par value,
      25,000,000 shares authorized, none
      issued and outstanding                      -                         -
    Common stock, $.0001 par value,
      100,000,000 shares authorized,
      16,840,312 and 16,541,612 shares
      issued and outstanding at June 30,
      2002 and December 31, 2001,
      respectively                            1,684                     1,654
    Additional paid-in capital            2,513,969                 2,290,536
    (Deficit) accumulated during the
      development stage                  (2,267,683)               (1,754,159)
                                        ----------------------------------------
      Total stockholders' equity            247,970                   538,031
                                        ----------------------------------------
      Total liabilities and
        stockholders' equity            $   352,066               $   627,874
                                        ========================================

          See accompanying summary of accounting policies and notes
                            to financial statements

                          MENTOR CAPITAL CONSULTANTS, INC
                          (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                      Cumulative
                       During         Three Months              Six Months
                     Development      Ended June 30           Ended June 30
                       Stage      2002          2001        2002          2001
                  --------------------------------------------------------------
Revenue
  Consulting
    revenues      $   487,350  $   371,250  $    8,500  $   414,350  $   16,000

Operating
  expenses
  Cost of
    revenues           94,107            -      15,918       29,885     36,707
  Selling,
    general and
    administrative  2,636,980      560,859     250,908      885,682     526,400
  Depreciation         42,220        6,081       5,012       12,053       9,331
                  --------------------------------------------------------------
Total operating
  expenses          2,773,307      566,940     271,838      927,620     572,438
                  --------------------------------------------------------------
Income (loss)
  from operations  (2,285,957)    (195,690)   (263,338)    (513,270)   (556,438)

Other income
  (expense), net
  Other income          6,200            -           -            -           -
  Interest income
    (expense), net     14,363          132       4,876          865      14,248
  Franchise tax        (2,289)           -            -      (1,119)     (1,170)
                  --------------------------------------------------------------
    Total other
      income
      (expense),
      net              18,274          132       4,876         (254)     13,078
                  --------------------------------------------------------------

Net income (loss) $(2,267,683) $  (195,558) $ (258,462) $  (513,524) $ (543,360)
                  ==============================================================
Net income (loss)
  per share, basic
  and diluted     $     (0.15) $     (0.01) $    (0.02) $     (0.03) $    (0.03)
v
Weighted average
  number of
  common shares
  outstanding,
  basic and
  diluted          15,070,246   16,673,636  15,552,512   16,611,357  15,541,262
                  ==============================================================
          See accompanying summary of accounting policies and notes
                            to financial statements

                          MENTOR CAPITAL CONSULTANTS, INC
                          (A DEVELOPMENT STAGE ENTERPRISE)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                      Cumulative
                                        During
                                      Development     Six Months Ended June 30
                                        Stage             2002          2001
                                    --------------------------------------------
 Cash flows from operating
  activities:

  Net (loss)                        $ (2,267,683)   $  (513,524) $   (543,360)

  Adjustments to reconcile net
    (loss) to cash (used) by
    operations:
    Fair value of warrants received
      in exchange for services
      provided                          (371,250)      (371,250)            -
    Warrants exchanged and recorded
      as marketing expense               237,600        237,600             -
    Depreciation                          42,220         12,053         9,331
    Issuance of common stock and
      options for services               185,371         27,223        33,169
    Issuance of employee stock options    10,950              -        10,950

  Change in assets and liabilities:
    Accounts receivable                  (10,000)        (5,000)            -
    Other current assets                  (2,500)         1,136          (300)
    Accounts payable                      94,096         29,491             -
    Other current liabilities              5,688          5,688       (20,844)
    Accrued expenses                       4,312        (20,926)            -
    Deposits                              (6,132)        (3,000)          956
                                    --------------------------------------------
    Net cash (used) by operating
      activities                    $ (2,077,328)   $  (600,509)  $  (510,098)

 Cash flows from investing
  activities:
  Purchases of property and
    equipment                           (142,020)        (8,804)      (25,913)
                                    --------------------------------------------
    Net cash (used) by investing
      activities                        (142,020)        (8,804)      (25,913)

 Cash flows from financing
   activities:
  Proceeds from issuance of
    common stock                       2,580,013        196,240            -
  Offering costs                        (282,104)       (21,423)     (54,236)
                                    --------------------------------------------
    Net cash provided (used) by
      financing activities             2,297,909        174,817      (54,236)
                                    --------------------------------------------
  Net increase (decrease) in cash   $     78,561    $  (434,496)  $ (590,247)

  Cash, beginning of period                    -        513,057      934,233
                                    --------------------------------------------
  Cash, end of period               $     78,561    $    78,561   $  343,986
                                    ============================================
 Supplemental disclosure of
  non-cash investing and
  financing activities:

  Issuance of common stock and
    options for services            $    185,371    $    27,223   $   33,169
                                    ============================================
  Issuance of employee stock
    options at less than fair
    market value                    $     10,950              -   $   10,950
                                    ============================================
  Interest paid                     $      9,072    $       130   $      192
                                    ============================================
          See accompanying summary of accounting policies and notes
                            to financial statements

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Mentor Capital Consultants, Inc. (the "Company" and "MentorCap") was incorporated in the State of Delaware on March 13, 2000.

The Company was organized to provide strategic business planning, marketing, consulting and venture services to small and medium sized businesses; and through wholly owned affiliates or business alliances, to provide specialized investment banking, investment advisory and related services to its clients.

The Company formed a wholly owned subsidiary, MCAP Investment Banking Services, Inc. on September 6, 2001 in expectation of being approved by the NASD as a broker/dealer. On March 14, 2002, the NASD approved the broker/dealer license for MCAP Investment Banking Services, Inc. MCAP Investment Banking Services intends to provide funding services for its clients and MentorCap's wholly owned subsidiaries.

For the period March 13, 2000 (Inception) to June 30, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing and refining its business plan, raising capital and initial business plan implementation.

From inception to June 30, 2002, the Company has revenues of $487,350 and has expensed costs in the amount of $2,755,033 during the development stage. The Company has maintained adequate cash resources through its private placement and self-directed initial public offering.

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiaries, MentorCap Marketing Partners, Inc. (formerly known as IPO Management Group, Inc.), MentorCap Licensing Partners, Inc. (formerly known as IPO Marketing Group, Inc.), IPO Investor Services, Inc., AeroGrow International, Inc. and MCAP Investment Banking Services, Inc. Significant intercompany
accounts and transactions, if any, have been eliminated.   MCAP Investment
Banking Services, Inc. is the only active subsidiary. The other subsidiaries are currently inactive and have had no operating activities for the period since inception through June 30, 2002.

Basis of Presentation

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements on Form 10-KSB to the Securities and Exchange Commission filed on March 26, 2002. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2002 and the results of operations for the three-month and six-month periods then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

Note 2 - Marketable Securities and Warrant Received in Exchange for Services

On June 28, 2002 the Company, as a success fee, was granted a warrant to purchase 375,000 fully paid and non-assessable shares of JOMY Safety Products, Inc. ("JOMY") common stock; $0.001 par value per share, at an exercise price of
$0.01 per share for three years.   The warrants are immediately vested.  The
Company has recorded revenue of $371,250 for the three-month period ended June 30, 2002 as it has completed all service performance requirements to JOMY and thus, has earned the warrants. The warrants were recorded at fair value as determined in accordance with the Black-Scholes valuation model.

Immediately thereafter, the Company provided 240,000 of the warrants received from JOMY to certain of the Company's accredited investors who participated in the direct public offering of JOMY. The warrants provided to the Company's investor network were recorded as an expense at a fair value equal to those received or a total of $237,600 for the three-month period ended June 30, 2002. The Company gave away these warrants as an incentive to the investors in its network to continue to participate in future direct public offerings with which the Company may assist its client companies. The transaction is considered a promotions expense by the Company.

As a result, the Company as of June 30, 2002 maintains an investment equal to $133,650 representing the fair value of the warrants the Company has remaining in JOMY. The Company is accounting for this investment as if the security is available for sale and will continue to value its investment in JOMY warrants at fair value in future periods and record any declines to that fair value in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, the Company cannot record increases in fair value since the security is not currently traded on an active exchange.

Note 3 - Shareholders' Equity

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

Through its initial public offering dated July 5, 2001, the Company issued common stock to new investors at $2.00 per share for 292,700 shares. The common stock was offered in units. Each unit is comprised of two shares of common stock and two warrants to purchase additional shares of common stock. Each warrant is exercisable to purchase a share of common stock at prices of $3.00 and $4.00 per share, respectively. A total of 292,700 warrants were issued in conjunction with the public offering. The warrants are exercisable over a period not to exceed 18 months commencing six months from the effective date of the initial registration statement. The Company, at its option, may redeem the warrants at a price of $0.01 per warrant at any time during the exercise period if the stock price, as traded on a national securities exchange, equals or
exceeds $5.00 per share for a period of 20 consecutive days.   No assignment of
fair

                          MENTOR CAPITAL CONSULTANTS, INC.
                          (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

                      Note 3 - Shareholders' Equity (cont.)

value was assigned to the warrants issued but any future exercises will dilute the holdings of current and future shareholders. Offering costs of $227,159 were incurred and recorded as an offset against the proceeds from the public offering in the year ended December 31, 2001when the initial public offering expired.

On February 25, 2002, the Company filed its second pubic offering. During the three months ended March 31, 2002, a total of 8,000 shares and 8,000 warrants were issued in conjunction with the second public offering, raising an additional $16,000 for the Company. As of June 30, 2002, all of the aforementioned warrants remain outstanding.

The Company filed a post-effective amendment to its second registration statement that became effective May 1, 2002. Pursuant to such amendment, management reduced the price from $2.00 per share or $4.00 per unit to $1.00 per share or $2.00 per unit in order to expedite the sale of the offering. In addition, the warrants were reduced from $3.00 per share and $4.00 per share to $1.50 per share and $2.00 per share respectively. The composition of each unit remained the same as well as the number of units offered. The
Company issued shares to investors in our initial public offering pursuant to our amended registration statement.

During the three months ended June 30, 2002, a total of 290,700 shares and 290,700 warrants were issued in conjunction with the second public offering, raising an additional $269,000 for the Company. As of June 30, 2002, all of the aforementioned warrants remain outstanding.

The Company also issued 279,510 shares at $0.25, $0.40, $0.50, $1.00 and $2.00 per share to consultants for services provided during the period from March 13, 2000 (Inception) to June 30, 2002. These shares were valued based on the price at which shares were being issued at the time services were rendered.

The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of preferred stock with $.0001 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of June 30, 2002, no shares of preferred stock have been issued.

Note 4 - Related Party Transactions

For the three-month and six-month periods ended June 30, 2002, a director of the Company, who is a partner in the law firm of Kranitz and Philipp, was paid legal fees of $5,000 and $10,000, respectively. In addition, for the three-month and six-month periods ended June 30, 2002, the Company retained several consultants who received common stock options and their fees for services provided totaled $32,866, and $47,163, respectively.

  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  Revenue

  For the three-months ended June 30, 2002, and 2001, we had revenue of $371,250 and $8,500, respectively. During the three months ended June 30, 2002, the Company earned a success fee in the form of a warrant to purchase 375,000 fully paid and non-assessable shares of JOMY Safety Products, Inc. common stock; $0.001 par value per share, at an exercise price of $0.01 per share for three
years.    During the six months ended June 30, 2002 and 2001, we had revenue of
$414,350 and $16,000, respectively. The major reason for the increase in revenues is reflected by the warrant grant of 375,000 shares of common stock valued at $.99 per share or $371,250.

  Operating Expenses

  For the three-months ended June 30, 2002, and 2001, operating expenses increased by $295,102 or 108.6%. For the six-months ended June 30, 2002, and 2001, operating expenses increased $355,182 or 62.0%.

  The increases in operating expenses primarily reflect the $237,600 marketing expenses associated with providing 240,000 of the warrants received from JOMY Safety Products, Inc. to the Company's accredited investors who participated in the direct public offering of JOMY Safety Products, Inc. In addition, there were costs associated with the building of the Company's management infrastructure, refining and implementing the business plan, advertising, development of the Company's proprietary software program, costs to formulate the broker/dealer operation, and legal and accounting costs associated with being a public company.

  For the three-months ended June 30, 2002, and 2001, other income (expense) net, was $132 and $4,876, respectively. For the six months ended June 30, 2002 and 2001 other income (expense) net, was $865 and $14,248 respectively. The net decrease in 2002 versus 2001 for both periods was due to interest income generated during 2001 from the Company's money market account as a result of funds raised through its private placement.

  Net Income (Loss)

  For the three-months ended June 30, 2002, we incurred a net (loss) of ($195,558) compared with a net (loss) of ($258,462) for the same period ended June 30, 2001. We have had a net (loss) from operations for each quarterly period since inception. From inception to June 30, 2002, we incurred a net
(loss) of ($2,267,683) or ($0.15) per share.

  Our net operating (losses) improved for both the three-months and six-months ended June 30, 2002 as compared to 2001 primarily due to the recognition of revenue from the warrant grant from JOMY Safety Products, Inc. The losses continued due to the building of the Company's management infrastructure, implementing our business plan, development of the Company's proprietary software program, the formulation of our broker/dealer operation, advertising, and legal and accounting costs related to being a public company.

  We expect to continue to grow the Company through the further refinement and implementation of its business plan.

The Company has identified two distinct business strategies. One is to assist companies in funding their businesses through direct public offerings, which may be supported by our wholly owned broker/dealer subsidiary, MCAP Investment Banking Services, Inc.

Its second strategy utilizes its wholly owned subsidiary, MentorCap Marketing Partners, Inc., to identify companies or inventors with proprietary, breakthrough consumer products. It then forms strategic product development and marketing alliances, protected by exclusive worldwide direct marketing rights, for the purpose of marketing its own branded products.

  To date, the Company has researched and analyzed over 1,500 companies that have responded to its radio campaigns, seeking its services. From those, it selected three companies that best met the criteria of its two core business strategies. They are JOMY Safety Products, Inc., AgriHouse, LLC, and VPT, LLC.

  In March 2002, the Company formed a wholly owned subsidiary, AeroGrow International, Inc., to develop and direct market a state-of-the-art consumer aeroponic vegetable, herb and flower kitchen crop appliance. On June 25, 2002, the Company signed a joint product development agreement with AgriHouse LLC, a nationally recognized company in the aeroponic field. This agreement calls for AgriHouse LLC, which has already developed a patented commercial product, to bring its patented technology, knowledge and expertise to work with the Company to develop a low cost consumer aeroponic unit; called the "Vegetable Herb and Flower Garden". The Company's intent is to market the product and additional accessories direct to the consumer at the current estimated price of $99 in the U.S. and Canada; followed by sales through retailers such as Wal-Mart, Target, Costco, or Sam's Club. Upon a successful North American launch, the Company intends to market the product in Europe and Japan through joint ventures. The ten year agreement gives the Company exclusive worldwide marketing rights to consumers using direct mail, print advertising, web solicitation, radio and television commercials and infomercials. In addition, the Company signed a ten-year worldwide non-exclusive licensing agreement with the same company to market its ODC/Beyond plant nutrient and growth enhancer.

  On July 19, 2002, the Company signed a joint product development agreement with VPT, LLC, a company with worldwide marketing rights to a product currently being sold as the "IQ Voice Organizer". This agreement calls for VPT, LLC to bring its marketing rights agreement, including its patent rights, knowledge and expertise to work with the Company to develop a state-of-the-art portable voice recorder which marries patented voice recognition technology with a digital
recorder to be called the "Voice Reminder".   The Company's intent is to market
the product direct to the consumer at the current estimated price of $129 in the U.S. and Canada. Upon a successful North American launch the company intends to market the product in Europe and Japan through joint ventures. The ten year agreement gives the Company exclusive worldwide marketing rights to consumers, using direct mail, print advertising, web solicitation, radio and television commercials and infomercials. Certain members of management in the Company were originally responsible for the design, development and marketing of the "IQ Voice Organizer" in a previous association with another company.

Financial Condition

  Liquidity; Commitments for Capital Resources; and Sources of Funds

  As we have been in the development stage to date, there has been little liquidity from operations. Liquidity has been generated by utilizing the proceeds of a private placement of common stock during 2000 and the first half of 2001and from proceeds generated from our ongoing self-directed public offering during the final quarter of 2001 through the second quarter of 2002.
We anticipate our principal sources of liquidity during the remaining portion of 2002 will be cash from operations and net proceeds from our ongoing public offering.

  We do not currently have any major capital commitments.

  Changes in Assets and Liabilities

  As of June 30, 2002 our cash balance was $78,561 as compared with $513,057 at December 31, 2001. Cash was used primarily to build the Company's management infrastructure, costs to formulate its broker/dealer operation, business development, advertising and marketing as we continue to refine and implement our business plan. In addition, the Company incurred $21,423 of deferred offering costs in anticipation of continuing its self-directed public offering.

  Fixed assets increased by $8,804 or 7% from December 31, 2001 to June 30, 2002. Purchases of office equipment and computer hardware were made for both existing and newly hired personnel.

  Common stock and additional paid-in capital increased 9.7% from December 31, 2001 to June 30, 2002, from $2,292,190 to $2,515,653, respectively. The increase was a result of investments in our self- directed public offering of common stock as well as the issuance of common stock options for services rendered. Our (deficit) accumulated during the development stage increased by 29.3% from December 31, 2001 to June 30, 2002 as discussed in the Net Income
(Loss) paragraph above.

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

STOCK-BASED COMPENSATION: We issue common stock options to outside consultants and employees. The valuation of the expense associated with the issuance of common stock options to non-employees that are at exercise prices below the fair market value of our common stock is done in accordance with FASB No. 123 and the associated Black-Scholes valuation model. The valuation of the options issued to employees is in accordance with APB No. 25.

REVENUE RECOGNITION: We recognize revenue as services to our client companies are rendered and billed. Revenues are earned as consulting services are delivered and we are under no further obligations to provide additional efforts or services to earn those revenues already recognized. We have recognized revenue in the three-month period ended June 30, 2002 that was related to earning stock purchase warrants exercisable at $0.01 per share in one of our clients. This revenue has been earned as all services have been provided and the valuation of the revenue recognized was done in accordance with the Black-Scholes valuation model. The Company believes its investment is carried at fair value; however, this was a non-cash transaction and there can be no assurances the ultimate cash flow will approximate the fair value recorded on the day the revenue was earned.

Part 2:  Other Information

  Item    1  Legal Proceedings
             None

  Item    2  Change In Securities and Use  Of Proceeds
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

                                           Mentor Capital Consultants, Inc.

      Dated: August 9, 2002             By: /s/ W. Michael Bissonnette
                                        ----------------------------------
                                        W. Michael Bissonnette,
                                        President (Principal Executive Officer)



      Dated: August 9, 2002             By: /s/ Jerry L. Gutterman
                                        ----------------------------------
                                        Jerry L. Gutterman,
                                        Treasurer (Principal Financial Officer)