Form 10QSB
period 2002-11-12
MENTOR CAPITAL CONSULTANTS INC
filed 2002-11-14
CIK 1131048

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB




    (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required To be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


The number of shares of the registrant's common stock as of October 30, 2002:
16,950,312

  Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


                            PART 1: FINANCIAL INFORMATION


                            ITEM 1: FINANCIAL STATEMENTS


                              Financial Statements of
                          Mentor Capital Consultants, Inc.
                          (A Development Stage Enterprise)
              For the three and nine month periods ended September 30, 2002

                         MENTOR CAPITAL CONSULTANTS, INC
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                    September 30, 2002        December 31, 2001
                                  ---------------------------------------------
                                        (Unaudited)               (Audited)
ASSETS

  Current assets
    Cash                              $   30,854                  $   513,057
    Accounts receivable                        -                        5,000
    Prepaid expenses & other               1,528                        3,636
                                  ---------------------------------------------
      Total current assets                32,382                      521,693

  Property and equipment
    Property and equipment               142,810                      133,216
    Less accumulated depreciation        (48,319)                     (30,167)
                                  ---------------------------------------------
      Property and equipment, net         94,491                      103,049

  Marketable securities (Note 2)          93,555                            -
  Deposits                                 6,132                        3,132
                                  ---------------------------------------------
      Total assets                    $  226,560                  $   627,874
                                  =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                  $   94,260                  $    64,605
    Accrued expenses                      55,780                       25,238
                                  ---------------------------------------------
      Total current liabilities          150,040                       89,843

  Stockholders' equity (Note 3)
    Preferred stock, $.0001 par
      value, 25,000,000 shares
      authorized, none issued
      and outstanding                          -                            -
    Common stock, $.0001 par
      value, 100,000,000 shares
      authorized, 16,930,312 and
      16,541,612 shares issued
      and outstanding at
      September 30, 2002 and
      December 31, 2001,
      respectively                         1,693                        1,654
    Additional paid-in capital         2,572,741                    2,290,536
    (Deficit) accumulated during
      the development stage           (2,497,914)                  (1,754,159)
                                  ---------------------------------------------
      Total stockholders' equity          76,520                      538,031
                                  ---------------------------------------------
      Total liabilities and
        stockholders' equity         $   226,560                  $   627,874
                                  =============================================

           See accompanying summary of accounting policies and notes to financial statements

                         MENTOR CAPITAL CONSULTANTS, INC
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

             Cumulative
               During            Three Months                Nine Months
             Development      Ended September 30          Ended September 30
                Stage         2002          2001          2002          2001
                 ---------------------------------------------------------------
Revenue
 Consulting
  revenues       $  488,550   $    1,200   $   32,000   $  415,550   $   48,000

Operating expenses
 Cost of revenues    94,107            -       20,978       29,885       57,685
  Selling, general
   and
   administrative 2,862,349      225,369      236,922    1,111,051      784,389
 Depreciation        48,319        6,099        5,589       18,152       14,921
                 ---------------------------------------------------------------
Total
 operating
 expenses         3,004,775      231,468      263,489    1,159,088      856,995
                 ---------------------------------------------------------------
Income (loss)
 from operations (2,516,225)    (230,268)    (231,489)    (743,538)    (808,995)

Other income
 (expense), net
 Other income         6,200            -            -            -            -
 Interest income
  (expense), net     14,400           37        2,144          902       16,391
 Franchise tax       (2,289)           -            -       (1,119)      (1,170)
                 ---------------------------------------------------------------
  Total other
   income
   (expense), net    18,311           37        2,144         (217)      15,221
                 ---------------------------------------------------------------
Net income (loss)$(2,497,914) $ (230,231)  $ (229,345)  $ (743,755)  $ (793,774)
                 ===============================================================
Net income (loss)
 per share, basic
 and diluted     $    (0.16)  $    (0.01)  $    (0.01)  $    (0.04)  $    (0.05)
                 ===============================================================
Weighted average
 number of common
 shares
 outstanding,
 basic and
 diluted          15,250,937  16,907,269   15,830,125   16,709,994   15,637,550
                 ===============================================================

           See accompanying summary of accounting policies and notes to financial statements

                         MENTOR CAPITAL CONSULTANTS, INC
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                     Cumulative
                                       During     Nine Months Ended September 30
                                     Development  ------------------------------
                                        Stage             2002           2001
                                     -------------------------------------------
Cash flows from operating activities:

  Net (loss)                         $ (2,497,914)  $   (743,755)  $   (793,774)

  Adjustments to reconcile net (loss)
    to cash (used) by operations:
    Fair value of warrants received
      in exchange for services
      provided                           (371,250)      (371,250)             -
    Warrants exchanged and recorded
      as marketing expense                237,600        237,600              -
    Warrants issued and recorded as
      commission expense                   40,095         40,095              -
    Depreciation                           48,319         18,152         14,921
    Issuance of common stock and
      options for services                195,102         36,954         70,187
    Issuance of employee stock
      options                              10,950              -         10,950

  Change in assets and liabilities:
    Accounts receivable                         -          5,000         (5,000)
    Other current assets                   (1,528)         2,108              -
    Deferred offering costs                     -              -        (93,459)
    Accounts payable                       94,260         29,655              -
    Accrued expenses                            -        (25,238)       (16,602)
    Deferred expenses                      55,780         55,780
    Deposits                               (6,132)        (3,000)        (1,132)
                                     -------------------------------------------
    Net cash (used) by operating
      activities                     $ (2,194,718)  $   (717,899)  $   (813,909)

 Cash flows from investing
  activities:
  Purchases of property and
    equipment                            (142,810)        (9,594)       (30,065)
                                     -------------------------------------------
    Net cash (used) by investing
      activities                         (142,810)        (9,594)       (30,065)

 Cash flows from financing
  activities:
  Proceeds from issuance of common
    stock                               2,742,773        359,000        262,500
  Offering costs                         (374,391)      (113,710)       (33,237)
                                     -------------------------------------------
    Net cash provided (used) by
      financing activities              2,368,382        245,290        229,263
                                     -------------------------------------------
  Net increase (decrease) in cash    $     30,854   $   (482,203)  $   (614,711)

  Cash, beginning of period                     -        513,057        934,233
                                     -------------------------------------------
  Cash, end of period                $     30,854   $     30,854   $    319,522
                                     ===========================================
 Supplemental disclosure of non-cash
  investing and financing activities:

  Issuance of common stock and
    options for services             $    195,102   $     36,954   $     70,187
                                     ===========================================
  Issuance of employee stock options
    at less than fair market value   $     10,950              -   $     10,950
                                     ===========================================
  Interest paid                      $      9,102   $        160   $        420
                                     ===========================================

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

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Mentor Capital Consultants, Inc. (the "Company" and "MentorCap") was incorporated in the State of Delaware on March 13, 2000.

The Company was organized to provide strategic business planning, marketing, consulting and venture services to small and medium sized businesses; and through wholly owned affiliates or business alliances, to provide specialized investment banking, investment advisory and related services to its clients. In addition, the Company may pursue partnering or joint venture agreements with companies whose products or services lend themselves to our direct marketing strategies.

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

For the period March 13, 2000 (Inception) to September 30, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing and refining its business plan, raising capital and initial business plan implementation.

From inception to September 30, 2002, the Company has revenues of $488,550 and has expensed costs in the amount of $2,986,464 during the development stage.
The Company has maintained adequate cash resources through its private placement and self-directed initial public offering until now.

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiaries, MentorCap Marketing Partners, Inc. (formerly known as IPO Management Group, Inc.), MentorCap Licensing Partners, Inc. (formerly known as IPO Marketing Group, Inc.), IPO Investor Services, Inc., AeroGrow International, Inc. and MCAP Investment Banking Services, Inc. Significant intercompany
accounts and transactions, if any, have been eliminated.   MCAP Investment
Banking Services, Inc. is the only active subsidiary. The other subsidiaries are currently inactive and have had no operating activities for the period since inception through September 30, 2002.

Basis of Presentation

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements on Form 10-KSB to the Securities and Exchange Commission filed on March 26, 2002. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of September 30, 2002 and the results of operations for the three month and nine month periods then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                           NOTES TO FINANCIAL STATEMENTS

Note 2 - Marketable Securities and Warrant Received in Exchange for Services

On June 28, 2002 the Company, as a success fee, was granted a warrant to purchase 375,000 fully paid and non-assessable shares of JOMY Safety Products, Inc. ("JOMY") common stock, $0.001 par value per share, at an exercise price of
$0.01 per share for three years.   The warrants are immediately vested.  The
Company recorded revenue of $371,250 as of June 30, 2002 as it had completed all service performance requirements to JOMY and thus, had earned the warrants. The warrants were recorded at fair value as determined in accordance with the Black-Scholes valuation model.

Immediately thereafter, the Company provided 240,000 of the warrants received from JOMY to certain of the Company's accredited investors who participated in the direct public offering of JOMY. The warrants provided to the Company's investor network were recorded as an expense at a fair value equal to those received or a total of $237,600 as of June 30, 2002. The Company gave away these warrants as an incentive to the investors in its network to continue to participate in future direct public offerings with which the Company may assist its client companies. The transaction is considered a promotions expense by the Company.

During the three months ended September 30, 2002, the Company issued 40,500 of the warrants received from JOMY to certain of the Company's associates who were instrumental in the success of the JOMY offering. The warrants provided to these associates were recorded as a commission expense at a fair value equal to those received or a total of $40,095.

As a result, the Company as of September 30, 2002 maintains an investment equal to $93,555 representing the fair value of the warrants the Company has remaining in JOMY. The Company is accounting for this investment as if the security is available for sale and will continue to value its investment in JOMY warrants at fair value in future periods and record any declines to that fair value in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, the Company cannot record increases in fair value since the security is not currently traded on an active exchange.

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

respectively. A total of 292,700 warrants were issued in conjunction with the public offering. The warrants are exercisable over a period not to exceed 18 months commencing six months from the effective date of the initial registration statement. The Company, at its option, may redeem the warrants at a price of $0.01 per warrant at any time during the exercise period if the stock price, as traded on a national securities exchange, equals or exceeds $5.00 per share for
a period of 20 consecutive days.   No assignment of fair value was assigned to
the warrants issued but any future exercises will dilute the holdings of current and future shareholders. Offering costs of $227,159 were incurred and recorded as an offset against the proceeds from the public offering in the year ended December 31, 2001 when the initial public offering expired.

On February 25, 2002, the Company filed its second public offering. During the three months ended March 31, 2002, a total of 8,000 shares and 8,000 warrants were issued in conjunction with the second public offering, raising an additional $16,000 for the Company. As of September 30, 2002, all of the aforementioned warrants remain outstanding.

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

During the three month and nine month periods ended September 30, 2002, a total of 90,000 and 380,700 shares and 90,000 and 380,700 warrants, respectively, were issued in conjunction with the second public offering, raising an additional $90,000 and $359,000, respectively, for the Company. As of September 30, 2002, all of the aforementioned warrants remain outstanding.

The Company also issued 297,636 shares at $0.25, $0.40, $0.50 and $1.00 per share to consultants for services provided during the period from March 13, 2000 (Inception) to September 30, 2002. These shares were valued based on the price at which shares were being issued at the time services were rendered.

The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of preferred stock with $.0001 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 2002, no shares of preferred stock have been issued.

Note 4 - Related Party Transactions

For the nine month period ended September 30, 2002, a director of the Company, who is a partner in the law firm of Kranitz and Philipp, was paid legal fees of $10,000. In addition, for the three month and nine month periods ended September 30, 2002, the Company retained several consultants who received common stock options and their fees for services provided totaled $18,262, and $65,425, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Revenue

  For the three months ended September 30, 2002, and 2001, we had revenue of $1,200 and $32,000, respectively. During the nine months ended September 30, 2002 and 2001, we had revenue of $415,550 and $48,000, respectively. The major reason for the increase in revenues is reflected by a success fee received from a client in the form of a warrant grant of 375,000 shares of common stock valued at $.99 per share or $371,250.

  Operating Expenses

  For the three months ended September 30, 2002, and 2001, operating expenses decreased by $32,021 or 12.2%. During the three months ended September 30, 2002, the Company began reducing its overhead in light of the difficult economic and investing climate. For the nine months ended September 30, 2002, and 2001, operating expenses increased $302,093 or 35.3%.

  The increase in operating expenses for the nine months ended September 30, 2002 primarily reflected the $237,600 marketing expenses associated with providing 240,000 of the warrants received from JOMY Safety Products, Inc. to the Company's accredited investors who participated in the direct public offering of JOMY Safety Products, Inc. In addition, the Company incurred $40,095 of commission expense as compensation to associates who were instrumental in the success of the JOMY offering. They were issued 40,500 of the warrants received from JOMY.

  For the three months ended September 30, 2002, and 2001, other income (expense) net, was $37 and $2,144, respectively. For the nine months ended September 30, 2002 and 2001 other income (expense) net, was $(217) and $15,221 respectively. The net decrease in 2002 versus 2001 for both periods was due to a reduction of interest income generated from the Company's money market account as a result of less funds being raised through its public offering.

  Net Income (Loss)

  For the three months ended September 30, 2002, we incurred a net (loss) of ($230,231) compared with a net (loss) of ($229,345) for the same period ended September 30, 2001. We have had a net (loss) from operations for each quarterly period since inception. From inception to September 30, 2002, we incurred a net
(loss) of ($2,497,914) or ($0.16) per share.

  Our net operating (losses) improved slightly for both the three months and nine months ended September 30, 2002 as compared to 2001 primarily due to the recognition of revenue from the warrant grant from JOMY Safety Products, Inc. The losses continued due to legal and accounting costs associated with being a public company, the financial support of our broker/dealer operation, advertising, and research and development costs related to new product development.

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

Results of Operations (cont.)

  To date, the Company has researched and analyzed over 1,500 companies that have responded to its radio campaigns, seeking its services. From those, it selected three companies that best met the criteria of its two core business strategies. They are JOMY Safety Products, Inc., AgriHouse, LLC, and VPT, LLC.

  In March 2002, the Company formed a wholly owned subsidiary, AeroGrow International, Inc., to develop and direct market a state-of-the-art consumer aeroponic vegetable, herb and flower kitchen crop appliance. On June 25, 2002, the Company signed a joint product development agreement with AgriHouse LLC, a nationally recognized company in the aeroponic field. This agreement calls for AgriHouse LLC, which has already developed a patented commercial product, to bring its patented technology, knowledge and expertise to work with the Company to develop a low cost consumer aeroponic unit, called the "Vegetable Herb and Flower Garden". The Company's intent is to market the product and additional accessories direct to the consumer at the current estimated price of $99 in the U.S. and Canada; followed by sales through retailers such as Wal-Mart, Target, Costco, or Sam's Club. Upon a successful North American launch, the Company intends to market the product in Europe and Japan through joint ventures. The ten year agreement gives the Company exclusive worldwide marketing rights to consumers using direct mail, print advertising, web solicitation, radio and television commercials and infomercials. In addition, the Company signed a ten-year worldwide non-exclusive licensing agreement with the same company to market its ODC/Beyond plant nutrient and growth enhancer.

  On July 19, 2002, the Company signed a joint product development agreement with VPT, LLC, a company with worldwide marketing rights to a product currently being sold as the "IQ Voice Organizer". This agreement calls for VPT, LLC to bring its marketing rights agreement, including its patent rights, knowledge and expertise to work with the Company to develop a state-of-the-art portable voice recorder which marries patented voice recognition technology with a digital
recorder to be called the "Voice Organizer".   The Company's intent is to market
the product direct to the consumer at the current estimated price of $129 in the U.S. and Canada. Upon a successful North American launch, the company intends to market the product in Europe and Japan through joint ventures. The ten year agreement gives the Company exclusive worldwide marketing rights to consumers, using direct mail, print advertising, web solicitation, radio and television commercials and infomercials. Certain members of management in the Company were originally responsible for the design, development and marketing of the "IQ Voice Organizer" in a previous association with another company.

  During the three months ended September 30, 2002, the Company focused its business efforts on product development and marketing its new product, the AeroGrow Kitchen Garden. First of all, it established the working technology and design of the AeroGrow Kitchen Garden. Patent counsel conducted extensive "prior art" patent research, both nationally and internationally, on existing patents and patents pending for soil-less growing methodologies. It was concluded that AeroGrow's technology is fundamentally unique and novel from all existing gardening, farming and crop production patent and patent pending methods and technologies worldwide. The Company filed for a comphrehensive utility patent for a proprietary and core aeroponic nutrient delivery engine to be used in the AeroGrow Kitchen Garden. This technology enables the Company to build an aeroponic unit which is small enough for the kitchen counter, attractive, quiet, low cost and low maintenance. In addition, the Company assembled a world renown International Scientific Advisory Board of the foremost authorities in the science, technology and business of aeroponics. The Company also has negotiated and secured a Chinese manufacturer for low cost, high volume production runs for consumer products. A comphrensive website for AeroGrow was developed for securing and educating customers, including potential retailers, distributors and catalogers, for carrying the AeroGrow product line, establishing a network of beta-testers for the product and using the website as one of the marketing tools to sell the product direct to the consumer, which includes product information and sales presentation materials, and online direct order "shopping cart" system.

  We expect to continue to grow the Company through new products developed and marketed by the Company in the years ahead.

Financial Condition

  Liquidity; Commitments for Capital Resources; and Sources of Funds

  As we have been in the development stage to date, there has been little liquidity from operations. Liquidity has been generated by utilizing the proceeds of a private placement of common stock during 2000 and the first half of 2001 and from proceeds generated from our ongoing self-directed public offering during the final quarter of 2001 through the third quarter of 2002. We anticipate our principal sources of liquidity during the remaining portion of 2002 will be net proceeds from our ongoing public offering. In light of the difficult economic and investing climate during the three months ended September 30, 2002, the Company temporarily slowed down its self-directed public offering. The Company intends to continue its public offering in November, 2002 when it is perceived to be a better time to do so.

  We do not currently have any major capital commitments.

  Changes in Assets and Liabilities

  As of September 30, 2002, our cash balance was $30,854 as compared with $513,057 at December 31, 2001. Cash was used primarily to build the Company's management infrastructure, formulate and operate its broker/dealer operation, business development, advertising, marketing and product development as the Company continues to refine and implement its business plan. As a result of the slow down of funds raised in the Company's direct public offering, an austerity program was instituted during the three months ended September 30, 2002. Overhead was reduced through employee layoffs, negotiated rent reduction, and reduced advertising and legal expenses. In addition, the Company negotiated ninety day moratoriums on monies due to three of its largest vendors. Beginning with the quarter ended September 30, 2002, the Company began deferring certain employee's compensation in order to help preserve cash flow .

  Fixed assets increased by $9,594 or 7.2% from December 31, 2001 to September 30, 2002. Purchases of office equipment and computer hardware were made for both existing and newly hired personnel.

  Common stock and additional paid-in capital increased 12.3% from December 31, 2001 to September 30, 2002, from $2,292,190 to $2,574,434, respectively. The increase was a result of investments made by outsiders in our self-directed public offering of common stock as well as the issuance of common stock options for services rendered. Our (deficit) accumulated during the development stage increased by 42.4% from December 31, 2001 to September 30, 2002 as discussed in the Net Income (Loss) paragraph above.


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

STOCK-BASED COMPENSATION: We issue common stock options to outside consultants and employees. The valuation of the expense associated with the issuance of common stock options to non-employees that are at exercise prices below the fair market value of our common stock is done in accordance with FASB No. 123 and the associated Black-Scholes valuation model. The valuation of the options issued to employees is in accordance with APB No. 25.
Critical Accounting Policies (cont.)

REVENUE RECOGNITION: We recognize revenue as services to our client companies are rendered and billed. Revenues are earned as consulting services are delivered and we are under no further obligations to provide additional efforts or services to earn those revenues already recognized. We have recognized revenue in the nine-month period ended September 30, 2002 that was related to earning stock purchase warrants exercisable at $0.01 per share in one of our clients. This revenue has been earned as all services have been provided and the valuation of the revenue recognized was done in accordance with the Black-Scholes valuation model. The Company believes its investment is carried at fair value; however, this was a non-cash transaction and there can be no assurances the ultimate cash flow will approximate the fair value recorded on the day the revenue was earned.


ITEM 4:  Controls and Procedures

  1. Evaluation of disclosure controls and procedures. Our chief executive officer and our chief accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

  2. Changes in internal controls. To our knowledge, there are no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Part 2:  Other Information

Item  1 Legal Proceedings
        None

Item  2 Change In Securities and Use  Of Proceeds
        None

Item  3 Defaults Upon Senior Securities
        None

Item  4 Submission Of Matters To Vote Of  Securities Holders
        None

Item  5 Other Information
        None

Item  6 Exhibits And Reports On Form 8-K

     (a) Exhibits

  Number          Description

  99.1    Certification of Chief Executive Officer and Chief Financial Officer
          pursuant   to 18 U.S.C. Section 1350, as adopted pursuant to section
          906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

  In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Mentor Capital Consultants, Inc.



                Dated: November 14, 2002  By: /s/ W. Michael Bissonnette
                                          --------------------------------------
                                                  W. Michael Bissonnette,
                                         President (Principal Executive Officer)



                Dated: November 14, 2002  By: /s/ Jerry L. Gutterman
                                          --------------------------------------
                                                  Jerry L. Gutterman
                                         Treasurer (Principal Financial Officer)

                                  CERTIFICATION

I, W. Michael Bissonnette, Principal Executive Officer of Mentor Capital Consultants, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mentor Capital Consultants, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

    a) all significant deficiencies on the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have indentified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



  Date: November 14, 2002                 By: /s/ W. Michael Bissonnette
                                          --------------------------------------
                                                  W. Michael Bissonnette,
                                         President (Principal Executive Officer)

                                  CERTIFICATION

I, Jerry L. Gutterman, Principal Financial Officer of Mentor Capital
   Consultants, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mentor Capital Consultants, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

    a) all significant deficiencies on the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have indentified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




  Date: November 14, 2002                 By: /s/ Jerry L. Gutterman
                                          --------------------------------
                                                  Jerry L. Gutterman
                                         Treasurer (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number      Description
-------     -------------------
   99.1     Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mentor Capital Consultants, Inc. ("Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof ("Report"), we,
W. Michael Bissonnette, President (Chief Executive Officer) and Jerry L. Gutterman, Treasurer (Chief Financial Officer) of the Company, jointly and severally certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, (15 U.S.C. 78m or 78o(d)); and


  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




By: /s/ W. Michael Bissonnette
---------------------------------------
W. Michael Bissonnette,
President (Chief Executive Officer)



By: /s/ Jerry L. Gutterman
--------------------------------
Jerry L. Gutterman
Treasurer (Chief Financial Officer)


November 14, 2002

