Form 10KSB
MENTOR CAPITAL CONSULTANTS INC
filed 2003-03-31
CIK 1131048

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

                                  (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to _______________________

                         Commission file number:  0-32931

                         MENTOR CAPITAL CONSULTANTS, INC.

              ------------------------------------------------------
                      (Name of small business in its charter)

              Delaware                               84-1569905
   ----------------------------------     ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

4940 Pearl East Circle, Suite 104, Boulder, CO          80301
----------------------------------------------          -----------
(Address of principal executive offices)                (Zip Code)

                                 (303)444-7755
                       --------------------------------
                           (Issuer's telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None    Name of Each Exchange on which
                                        Registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, par value $. 00001
      --------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (22) has been subject to such filing requirements for the past 90 days.
YES [X]  No [_].
Check if no disclosure filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2002 were $412,550.

The issuer's stock is not trading on any stock exchange. The approximate aggregate market value of common stock held by non-affiliates of the Registrant (valued at the public offering price of $1.00 per share in the absence of any public trading market to date) was $9,440,786 as of December 31, 2002.

As of March 24, 2003 the issuer had 16,293,412 shares of common stock outstanding.

Documents incorporated by reference:  None
Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]

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

Business Development

Mentor Capital Consultants, Inc. a Delaware corporation ("Mentor Capital Consultants" or the "Company"), was incorporated on March 13, 2000. to provide business, marketing and management consulting services to emerging growth companies and entrepreneurs. Since inception, our business activities have included market research, hiring of staff, marketing and providing services to client companies and inventors and establishing the subsidiary corporations described below. Our operations have been funded through fees received for services rendered to our clients, and through our sales of securities, including private placements of our common stock in 2000 and 2001 and our public offerings of common stock and warrants during the second half of 2001 and from February 2002 to date. We are currently engaged in raising up to $1.0 million.


Business of Issuer

Mentor Capital Consultants was initially incorporated as IPO Investors Network, Inc. We changed our name in March 2001 to Mentor Capital Consultants, Inc. Since inception, our operations have been focused on planning our business strategy, screening and due diligence of 1,500 companies, raising capital necessary to launch our business operations, and the ongoing refinement of our business model while working with our three core client companies: JOMY, AeroGrow and Voice Powered Products. The revenues we have generated to date have consisted of compensation received for consulting services provided, and interest earned on capital raised.

These operations have been principally funded through our sales of securities, including private placements of our common stock in 2000 and 2001 and our initial public offerings of common stock and warrants during the second half of 2001 to date. A second continuation of our public offering of common stock and warrants, constituting in effect a continuation of our IPO, we believe will commence in April 2003.

Synopsis of our Business

Our principal business is to seek out companies and inventors who have developed proprietary, breakthrough technology that we believe can be developed into unique, patent-protected consumer products with broad appeal that can be mass-marketed direct-to-the-consumer through third party catalogers and mass retailers. To date, we have previewed over 1,500 companies and inventors with over 2,000 products.

We provide selected client companies and inventors with product development, management, marketing and capital raising services, as needed, in exchange for consulting fees and stock in the client company. Under special circumstances, where we locate a product or technology that we believe has the potential to create an entirely new product category with mass consumer appeal, we will waive our fees and provide incentives to companies or inventors in exchange for securing certain exclusive product development, manufacturing and marketing rights. In such instances the Company will typically form a subsidiary corporation to bring these products or technologies to the consumer market. To date, the Company has formed two such subsidiaries: AeroGrow International, Inc. and Voice Powered Products, Inc.

Fees

We charge our clients consulting fees and/or receive a stock position in the client company based on the type and extent of services provided. Fees will be charged on an hourly or a flat-rate basis and may be payable in the form of cash, stock, and/or warrants to purchase stock in our client companies or a combination of the foregoing.

Under special circumstances where we locate a product or technology that we believe has the potential to create a new product category with mass consumer appeal, we may choose to waive our fees in exchange for exclusive worldwide product development, manufacturing and marketing rights. The Company then forms a subsidiary corporation to bring these products or technologies to the consumer market.

Principal Products, Services, and Markets

Entrepreneurs, inventors and small companies developing new technology or launching new products often lack the variety of skills and management experience necessary to build a successful consumer products company. They often do not have the breadth, depth, skills and experience needed to:

  * Translate and adapt new technology into easy-to-use, attractive, cost effective consumer products;
  * Raise the money needed for product design, development, manufacturing and marketing their products nationally and/or internationally; and
  * Market the products through a variety of distribution channels including direct-to-the-consumer, catalog, retail and the Web.

Through a variety of marketing methods we seek out companies and inventors with unique and proprietary technologies or products that we believe have exceptional mass market potential for the consumer marketplace; and with the addition of funding, competent management and marketing expertise, have the potential to become profitable national and/or international companies.

Once we have identified those prospective clients who have met our criteria, we conduct our due diligence and interview the inventor or the company's management as well as relevant experts in order to understand the potential of their technology or their product. We will conduct SWOT (strengths, weaknesses, opportunities and threats) analysis of the technology or products, their cost to develop and manufacture, the potential sales price and profit margins, the potential market size, the probable distribution channels, the competition, time to market, and current and future capital requirements.

For companies or inventors whose products or technologies meet our stringent requirements, we seek to enter into consulting, partnership or joint development agreements in exchange for a combination of consulting fees and stock in the client companies. Under special circumstances where we locate a product or technology that we believe has the potential to create a new product category with mass consumer appeal, we may choose to waive our fees in exchange for exclusive worldwide product development, manufacturing and marketing rights.
The Company then forms a subsidiary to bring these products or technologies to the consumer market.

As consultants or business developers, we may assist in the research, design, prototyping and manufacturing of selected consumer products. We may assist in the development and implementation of a comprehensive marketing strategy for the products, utilizing national public relations, direct-to-the-consumer marketing, catalogers, and mass retail distributors. At times we may act as interim management for our client companies. In addition, we will offer capital raising services as needed for companies or inventors to assist in all aspects of bringing their technologies or products successfully to market, including product development marketing, manufacturing, staffing, inventory, etc.

Investment Banking Services

On September 6, 2001, the Company established a wholly-owned corporate subsidiary, MCAP Investment Banking Services, Inc., or MCAP, under the laws of Delaware, in expectation of obtaining a broker/dealer license through the SEC
and membership in the NASD.   On March 14, 2002, the NASD approved MCAP's
broker-dealer license, enabling it to provide private placement and direct public offering underwritings as part of the suite of services offered to client companies. MCAP intends to specialize in small issue initial public offerings from $1 to $5 million dollars. MCAP intends to focus on funding companies that offer revolutionary and patented consumer products that the Company believes have mass appeal and sizeable national and international sales potential.

Clients and new Subsidiaries

  JOMY Safety Products, Inc.

JOMY Safety Products, Inc., is an established, 10-year-old, Boulder-based manufacturer of exclusive, patent-protected emergency rescue systems and consumer products.

We assisted in the preparation and filing of JOMY's initial public offering and helped in the development and implementation of a direct marketing campaign to help generate interest in JOMY's IPO. JOMY's offering was oversubscribed, raising $1.3 million. Since receiving funding, JOMY's 2002 sales increased 24% over 2001 sales. In exchange for its services, the Company received cash fees and warrants to purchase up to 375,000 shares of JOMY common stock at $0.01 per share.

  AeroGrow International, Inc.

On June 25, 2002, the Company executed an exclusive product development and marketing agreement with AgriHouse, Inc. The terms of this agreement grant the Company the rights for the design, development, manufacture and worldwide marketing of a variety of aeroponic growing products for the consumer and commercial marketplace. The initial product we intend to develop is a consumer-based aeroponic unit, which we believe to be the world's first aeroponic kitchen crop appliance, named the AeroGrow Kitchen Garden.

The Company formed a subsidiary corporation, AeroGrow International, Inc., or AeroGrow, on July 2, 2002 for the purpose of developing and marketing a variety of specialized consumer aeroponic units, accessories, seeds, nutrient capsules and other related products.

Aeroponics evolved from hydroponics, a highly successful growing method where plant roots are suspended and grown in water instead of soil. With aeroponics, plant roots are grown in air. Plant roots are suspended in an enclosed, oxygen rich growing chamber and misted and irrigated every 30 minutes with a nutrient rich, organic solution. In this near perfect growing environment, vegetables and herbs often grow larger, healthier and faster than soil based plants, without the use of pesticides.

The AeroGrow Kitchen Garden, using our proprietary, patent-pending aeroponic technology, is intended to provide consumers a low cost, easy-to-use, kitchen crop appliance for growing organic vegetables, herbs plants and flowers indoors and dirt-free, all year round. AeroGrow expects to retail this product direct to the consumer for under $100 and wholesale to mass-market catalogers and retailers for under $60.

AeroGrow also intends to develop a variety of additional models for various market segments, including a solar-powered, outdoor, high-output model, retailing for under $400, four lower-cost, compact, specialty models packaged and targeted for high-volume niche markets, retailing for under $50:

  * The AeroGrow Herb Garden;
  * The AeroGrow Magic Garden for children;
  * The AeroGrow Aromatic Garden for offices and retail stores; and
  * The AeroGrow Cat Cafe for growing organic catnip and cat grass.

In addition, AeroGrow intends to generate recurring revenues through the ongoing sale of accessories, including grow light fixtures and bulbs, seeds, nutrient capsules and monthly subscriptions to the AeroGrow Kitchen Gourmet and Garden Club.

The AeroGrow website, at http://www.aerogrow.com, explains and demonstrates the technology.

AeroGrow has filed a utility patent for the AeroGrow Kitchen Garden (Patent Pending No. 10-253-505). Its patent counsel believes that its proposed aeroponic growing apparatus utility patent does not infringe on existing patents, offers a novel apparatus and method for aeroponic crop production, and is patentable based upon prior art.

We believe that the AeroGrow Kitchen Garden has the potential to appeal to a variety of markets including:

  * The kitchen product/housewares market;
  * The home gardening market;
  * The health-conscious/weight-conscious/organic foods market;
  * The gourmet cook/home chef market; and
  * The gift market.

AeroGrow plans to launch its initial marketing efforts with a multi-national, US and Canadian Public Relations and direct response marketing campaign that will include direct mail, radio, TV, and an infomercial, followed by distribution through catalogers and retail outlets

  Voice Powered Products, Inc.

On July 19, 2002, the Company entered into an exclusive product development and marketing agreement with Voice Powered Technologies, LLC, or VPT. VPT has the worldwide manufacturing and marketing rights to a hand-held, patented voice recognition technology for a product called the Voice Organizer IQ.

This agreement grants the Company the right to use the existing patented voice recognition algorithms as a core engine for use in the development of a proposed, unique, hand held, voice powered scheduler/organizer that intends to utilize a new generation of voice recognition and voice to text technology. The agreement grants the Company the exclusive worldwide direct marketing rights for the new, proposed voice organizer.

The proposed, hand-held Voice Organizer IQ will easily and automatically keeps users aware of their schedules, deadlines and appointments. The user simply speaks a message with the time and date to be reminded and the voice organizer will play the message back on the exact time and day requested.

In addition, the proposed unit will use the latest, low cost voice to text software to allow users to dictate up to four hours in their Voice Organizer IQ, link to their computers, and have their dictation transcribed into a standard Microsoft Word document. Using this same voice to text software, users can also interface with their Microsoft Outlook scheduling, calendar and task management system, downloading and uploading their schedules and tasks between their desktop computer and the Voice Organizer IQ.

The original Voice Organizer IQ was developed by Voice Powered Technology, Inc., a California based corporation founded in 1989 by the Company's current CEO, Michael Bissonnette. We believe that there is a large and growing market for a simple, consumer friendly, voice controlled alternative to the palm sized organizers such as the Palm Pilot or the Pocket PC.

Distribution Methods of the Products or Services

We market our specialized consulting services through three primary methods: direct response advertising, including AM news and business news radio, direct mail, and through our attendance and participation at entrepreneurial and venture forums, conferences and seminars. Our target market consists of companies and inventors with unique and proprietary technologies or products that we believe have exceptional mass market potential for the consumer marketplace; and with the addition of funding, competent management and marketing expertise, have the potential to become a profitable national and/or international company.

We have developed a multi-pronged marketing strategy that we believe will continue to generate interest from companies that meet our criteria, and which includes the following marketing methods:

  * Continue to run ads promoting our services nationally on news radio, various business newspapers, as well as testing ads on cable television business programs such as Bloomberg's Reports and CNBC's Squawk Box.
  * Continue to attend conferences, seminars and trade shows held by entrepreneurial associations, venture associations and business angel groups. Whether it be in the role of exhibitor, speaker, or attendee, we expect that our company will continue to use these gatherings as occasions to promote our company and the services and solutions we can offer companies and inventors.
  * Continue to pursue free public relations through press releases, print articles, interviews and other public appearances that we believe will generate local and national interest in our company's business model and services.
  * Continue to use the World Wide Web as a tool to promote our business and attract potential clients.

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

Competitive Business Conditions

We compete in a rapidly changing marketplace that is intensely competitive, and our ability to compete effectively depends on many factors. Our business model blends product development, marketing and finance, and as a result, we will have potential competitors in each of these areas, and there is no assurance that we will be successful in achieving our objectives.

Many of our existing and potential competitors have extensive operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, and marketing resources than the Company. This may allow them to devote greater resources to the development and promotion of their services than the Company can bring to bear with respect to its business. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, advertisers, and potential strategic partners.

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

The Company does not own any patented technology.

Government Approval of Products and Services

The Company itself is not, by virtue of its consulting activities, subject to many laws or regulations; particularly any directed specifically at its primary business. However, it is possible that at some time in the future, new laws and regulations may be adopted to which the Company could be subject.

The Company owns a subsidiary, MCAP Investment Banking Services, Inc.  On
March 14, 2002, the NASD approved MCAP's broker-dealer license, enabling it to provide private placement and direct public offering underwritings as part of the suite of services offered to client companies. As a result of this approval, the Company is subject to regulation and compliance requirements by the National Association of Securities Dealers (NASD).

Research and Development

Our research and development has focused primarily on previewing over 1,500 companies and inventors with over 2,000 products and the development of consumer products with broad appeal that can be mass-marketed direct-to-the-consumer through third party catalogers and mass retailers.

Costs and Effects of Compliance with Environmental Laws

The Company's business activities do not subject it to any environmental laws.

Number of Total Employees and Number of Full Time Employees

The Company has four (4) full time employees and six (6) part time employees.

Reports to Security Holders

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 and, accordingly, will file annual reports containing consolidated financial statements audited by an independent public accounting firm, quarterly reports containing unaudited financial data, current reports, proxy statements and other information with the SEC. You will be able to inspect and copy such periodic reports, proxy statements and other information at the SEC's public reference room, and the Web site of the SEC referred to above.

Item 2. Description of Properties

Our principal offices and corporate headquarters are located at 4940 Pearl East Circle Suite 104, Boulder CO. 80301. We currently occupy a 2,425 square foot office at a cost of 4,563 per month. The term of the lease is two years and four months and expires on September 1, 2003. The Company owns computer equipment, software, and office furniture that are in good condition.

Item 3. Legal Proceedings

As of the date hereof, the Company is not a party to any legal proceeding and it has no knowledge of any action contemplated against it.

PART II. Market for Common Equity and Related Stockholder Matters

Item 5. Market Information

As of December 31, 2002, the Company's common stock was not traded on any public market, although it is the Company's intention to arrange for its common stock to be quoted on the NASD OTC Bulletin Board.

Holders of Common Stock

As of December 31, 2002, there were approximately 180 holders of record of the Company's common stock.

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

From September 15, 2000 through December 31, 2000, the Registrant sold 3,823,262 shares of its common stock in a private offering to 81 individual investors (64 accredited and 17 non-accredited) for an aggregate purchase price of $1,543,941. All purchasers received or were given access to the information required under Rule 502(b) of Regulation D. No selling commission or other compensation was paid in connection with such transactions. All sales were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by
Section 4(2) of such Act and Rule 506 of Regulation D.

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

From January 1, 2001 to December 31, 2001, the Registrant issued an aggregate of 67,900 shares of its common stock to three non-employees for services rendered to it, in lieu of cash consideration. No selling commission or other compensation was paid in connection with such transactions. Such sales were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of such Act.

In December 2002, the Registrant issued an aggregate of 24,200 shares of its common stock (valued at $1.00 per share) to its three directors in lieu of cash compensation. No selling commission or other compensation was paid in connection with such transactions. Such sales were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of such Act.

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

From January 1, 2002 through December 31, 2002, the Registrant granted options covering 38,013 shares of its common stock to 5 persons all of whom are non-employees. All such options are exercisable for a period of five years, commencing six months following the termination of the offering described in this registration statement. 12,207 of such options are exercisable at the price of $.40 per share; 19,525 are exercisable at $.50 per share; and 6,281 are exercisable at $1.00 per share. No selling commission or other compensation was paid in connection with such grants, which were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of such Act.

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

On February 25, 2002, the Company filed its second public offering. During the three months ended March 31, 2002, a total of 8,000 shares and 8,000 warrants were issued in conjunction with the second public offering, raising an additional $16,000 for the Company. As of December 31, 2002, all of the aforementioned warrants remain outstanding.

The Company filed a post-effective amendment to its second registration statement that became effective May 1, 2002. Pursuant to such amendment, management reduced the price from $2.00 per share or $4.00 per unit to $1.00 per share or $2.00 per unit in order to expedite the sale of the offering. In addition, the exercise prices of the warrants were reduced from $3.00 per share and $4.00 per share to $1.50 per share and $2.00 per share, respectively. The composition of each unit remained the same as well as the number of units offered. The Company issued an additional 292,700 shares to investors in the initial public offering and 8,000 additional shares to prior investors in the second offering pursuant to the amended registration statement to make their per share price equivalent to $1.00 per share. No additional warrants have been issued.

The Company issued common stock to investors at $1.00 per share for 426,900 shares and 426,900 warrants, respectively, in conjunction with the second public offering, raising an additional $379,000 for the Company. Investors purchasing in excess of a prescribed number of shares received a pro rata number of additional shares at no additional cost. Offering costs of $129,710 were incurred and recorded as a reduction of the proceeds from the public offering. As of December 31, 2002, all of the aforementioned warrants remain outstanding.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Plan of Operation

Mentor Capital Consultants, Inc. is a development stage company, which whose business activities have included market research, hiring of staff, marketing and providing services to client companies and inventors and establishing operating subsidiary corporations. provides a comprehensive suite of marketing, management, and strategic consulting services to pre-start up through 5-year-old businesses. Since its inception in March 2000, the company Company has been principally engaged in seeking out companies and inventors who have developed proprietary, break through technology that we believe can be developed into unique, patent-protected consumer products with broad appeal that can be mass-marketed direct-to-the-consumer through third party catalogers and mass retailers. It has previewed over 1,500 companies and inventors with over 2,000 products. activities associated with structuring In addition, the Company has been and raising capital for its business. In addition, during During 2001, the cCompany developed and tested a software product, SIIPOP, which is ready for sale and distribution and organized a wholly owned subsidiary, MCAP Investment Banking Services, Inc. ("MCAP"). The NASD approved its broker-dealer license in 2002, enabling it to provide private placement and direct public offering underwritings as part of the suite of services offered to client companies. which has completed much of the process of registering with the NASD as a broker-dealer. The Company intends to refer those of its consulting clients who are suitable and prepared for capital raising to MCAP. Also, the Company organized a subsidiary, AeroGrow International, Inc., during 2002 to design, develop, manufacture and market worldwide a variety of aeroponic growing products for the consumer and commercial marketplace.

During the next 12 months, we expect to continue to grow our company through the further implementation of our business plan. It is our intention to expand our product development, marketing, management and capital raising services to other major metropolitan areas in the United States. The time frame and extent to which we accomplish this will depend on the amount raised in this offering.

Under special circumstances, we may form new companies or enter into partnering or joint venture agreements with companies whose products or technologies lend themselves to our direct marketing strategies, as we did with AeroGrow and Voice Powered Products. We continually evaluate and discuss potential acquisitions, investments and strategic alliances.

Results of Operations

Revenue

Consulting revenue for 2002 increased by $339,550, or 465%, over fiscal 2001, growing from $73,000 to $412,550. The major reason for the increase in revenues is reflected by a success fee received from a client in the form of a warrant grant of 375,000 shares of common stock valued at $.99 per share or $371,250.

Operating Expenses

For fiscal 2002, operating expenses decreased by $44,396 or 4% over fiscal 2001.

During the second half of 2002, we began reducing our overhead in light of the difficult economic and investing climate. On an annual comparison basis, the decrease in operating expenses would have been an additional $40,095 if it were not for the one time charge for commission expense reflecting the issuance of 40,500 of the warrants received from our client as compensation to associates who were instrumental in the success of the client's offering. Reflecting this one time charge as an additional reduction in expenses from 2001 to 2002, overhead would have been reduced by a total of 8% or $84,491.

Other income (expense) net, decreased $17,904 in 2002 from 2001 principally due to a reduction of interest income generated from our money market account as a result of less funds being raised through its public offering.

Net Income (Loss)

For 2002 as compared to 2001, our gross profit increased by $123,677 while operating expenses and other income (expense) decreased by $44,396 and $17,904 respectively, resulting in a 13.6% decrease in our net (loss) to ($951,611) in 2002 from ($1,101,780) in 2001.

We have identified two distinct business strategies. One is to assist companies in funding their businesses through direct public offerings, which may be supported by our wholly owned broker/dealer subsidiary, MCAP Investment Banking Services, Inc. The second utilizes our wholly-owned subsidiary, MentorCap Marketing Partners, Inc., to identify companies or inventors with proprietary, breakthrough consumer products. We then form strategic product development and marketing alliances, protected by exclusive worldwide marketing rights, for the purpose of marketing our branded products.

To date, we have researched and analyzed over 1,500 companies that have responded to our radio campaigns, seeking our services. From those, we selected three companies that best met the criteria of our two core business strategies. They are JOMY Safety Products, Inc., AgriHouse, LLC, and VPT, LLC.

In March 2002, we formed a subsidiary, AeroGrow International, Inc., to develop and direct market a state-of-the-art consumer-targeted aeroponic vegetable, herb and flower kitchen crop appliance. On June 25, 2002, we signed a joint product development agreement with AgriHouse LLC, a nationally recognized company in the aeroponic field. This agreement calls for AgriHouse LLC, which has already developed a patented commercial product, to bring its patented technology, knowledge and expertise to work with us to develop a low cost consumer aeroponic unit, called the "Vegetable Herb and Flower Garden". Our intent is to market the product and additional accessories direct to the consumer in the U.S. and Canada, followed by sales through retailers such as Wal-Mart, Target, Costco, or Sam's Club. Upon a successful North American launch, we intend to market the product in Europe and Japan through joint ventures. The ten year agreement gives us exclusive worldwide marketing rights to consumers using direct mail, print advertising, web solicitation, radio and television commercials and infomercials. In addition, we signed a ten-year worldwide non-exclusive licensing agreement with the same company to market its ODC/Beyond plant nutrient and growth enhancer.

 On July 19, 2002, we signed a joint product development agreement with VPT, LLC, a company with worldwide marketing rights to a product currently being sold as the IQ Voice Organizer. This agreement calls for VPT, LLC to bring its marketing rights agreement, including its patent rights, knowledge and expertise to work with us to develop a state-of-the-art portable voice recorder which marries patented voice recognition technology with a digital recorder to be
called the Voice Organizer.   Our intent is to market the product direct to the
consumer in the U.S. and Canada. Upon a successful North American launch, we intend to market the product in Europe and Japan through joint ventures. The ten-year agreement gives MentorCap exclusive worldwide marketing rights to consumers, using direct mail, print advertising, web solicitation, radio and television commercials and infomercials. Members of our management were originally responsible for the design, development and marketing of the IQ Voice Organizer in a previous association with another company.

During the last six months of 2002, the Company focused its business efforts on the product development and design of its new product, the AeroGrow Kitchen Garden. First of all, we established the working technology and design of the AeroGrow Kitchen Garden. Patent counsel conducted extensive "prior art" patent research, both nationally and internationally, on existing patents and patents pending for soil-less growing methodologies. It was concluded that AeroGrow's technology is fundamentally unique and novel from all existing gardening, farming and crop production patent and patent pending methods and technologies worldwide. We filed for a comprehensive utility patent for a proprietary and core aeroponic nutrient delivery engine to be used in the AeroGrow Kitchen Garden. This technology enables us to build an aeroponic unit which is small enough for the kitchen counter, attractive, quiet, low-cost and low-maintenance. In addition, we assembled an International Scientific Advisory Board of the authorities in the science, technology and business of aeroponics. We also have negotiated and secured a Chinese manufacturer for low cost, high-volume production runs for consumer products. A comprehensive website for AeroGrow was developed to aid in (1) securing and educating customers, including potential retailers, distributors and catalogers, (2) advertising and selling the AeroGrow product line, and (3) establishing a network of beta-testers for the product.
We use the website as one of our marketing tools to sell the product direct to the consumer. The site provides product information and sales presentation materials, as well as an online, direct-order "shopping cart" system. We expect to continue to grow our company through new products developed and marketed by us in the years ahead.


Financial Condition

Liquidity; Commitments for Capital Resources; and Sources of Funds

As we have been in the development stage to date, there has been little liquidity from operations. Liquidity has been generated by utilizing the proceeds of private placements of common stock during 2000 and the first half of 2001 and from proceeds generated from our ongoing self-directed public offering during the last quarter of 2001 and from May, 2002 through the December of 2002. During the fourth quarter of 2001, we made an initial public offering of units, each consisting of two shares of common stock and warrants to purchase two additional shares, at $4.00 per unit. In February 2002, we commenced our current public offering, which is essentially a continuation of our initial public offering. Following an amendment as of May 1, 2002, we offered identically comprised units for a reduced price of $2.00 per unit. We issued additional common stock to all prior purchasers in our public offering, at no additional cost, to equalize the price paid by all investors at $1.00 per share. In light of the difficult economic and investing climate during the last six months of 2002, we temporarily slowed down our self-underwritten public offering. The Company intends to continue its public offering in the spring of 2003 when it is perceived to be a better time to do so. We anticipate our principal sources of liquidity during the next year will be cash from operations and net proceeds of this ongoing offering.

We do not currently have any major capital commitments.

Changes in Assets and Liabilities

During 2002, we substantially reduced our cash on hand, from $513,057 at December 31, 2001 to $147,488 at the end of 2002. Cash was used primarily to build the Company's management infrastructure, formulate and operate its broker/dealer operation, business development, advertising, marketing and product development as we continue to refine and implement our business plan.
As a result of the slow down of funds raised in our direct public offering, an austerity program was instituted during the second half of 2002. Overhead expenses were reduced through salary reductions, deferments and layoffs, negotiated rent reduction and deferment, and reduced advertising and legal expenses. As a result of this effort, the Company has sustained itself. We continue to develop our prototype for the aeroponic kitchen appliance with the intention of launching the product for sale in late summer of 2003. Management believes these actions, if successful, will enable it to develop its products and increase revenues to the level necessary to generate positive cash flow from operations and, thereby, to maintain us on a going-concern basis. The outcome of this matter cannot be determined at this time.

Fixed assets increased by $9,594 or 7%, from 2001 to 2002, primarily as a result of the purchase of office equipment.

An investment for $93,555 was shown for the first time in 2002 reflecting our investment in the form of a warrant to purchase 94,500 (net of warrants provided to others) fully paid and non-assessable shares of its clients common stock, at
an exercise price of $0.01 per share for three years.   The warrants are
immediately vested.

Current liabilities increased $123,570, or 137.5%, from 2001 to 2002, reflecting a ninety day moratorium on payment to vendors as well as our deferring salaries, benefits, and rent at December 31, 2002, as compared to December 31, 2001.

Common stock and additional paid-in capital increased 23% from 2001 to 2002, from $2,292,190 to $2,829,963 principally as a result of our private placements and public offerings of common stock and units respectively. Our deficit accumulated during the development stage increased by 54% from 2001 to 2002.

Inflation and Other Factors That May Affect Future Results

We have not been affected by inflation in the past, and do not expect inflation to have a significant effect on operations in the foreseeable future.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. We do not currently have any goodwill or intangible assets recorded nor has it ever entered into a business combination. Therefore, we do not believe that the adoption of these statements will have a material effect on our financial position, results of operations, or cash flows.

In June 2001, FASB approved for issuance SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting requirements for asset retirement obligations associated with tangible long- lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability, and (5) financial statement disclosure. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on our financial position, results of operations, or cash flows.

SFAS No. 145, issued in July 2002, amended various prior pronouncements and has no effect on our financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in October 2002 and establishes revised accounting rules for recording a liability for costs associated with an exit or disposal activity when such liability has occurred rather than when a company has committed itself to the exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have an effect on our financial position or results of operations given our current operating activities.

SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report. Note that our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Stock-Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. The fair value of the common stock options granted during 2002 and 2001 for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions. No options were issued for the year ended December 31, 2002.

REVENUE RECOGNITION: We recognize revenue as services to our client companies are rendered and billed. Revenues are earned as consulting services are delivered and we are under no further obligations to provide additional efforts or services to earn those revenues already recognized. We have recognized revenue in the twelve-month period ended December 31, 2002 that was related to earning stock purchase warrants exercisable at $0.01 per share in one of our clients. This revenue has been earned as all services have been provided and the valuation of the revenue recognized was done in accordance with the Black-Scholes valuation model. We believe that our investment is carried at fair value; however, this was a non-cash transaction and there can be no assurances the ultimate cash flow will approximate the fair value recorded on the day the revenue was earned.

Schedule of Contractual Obligations

The following table summarizes the Company's obligations and commitments to make future payments under its operating leases, employment contracts and consulting agreements for the periods specified as of December 31, 2002.

                                              Payments due by Period
                                                                         After 5
Contractual Obligations          Total   1 year   2-3 years   4-5 years   years
Operating Lease - office space  $35,682  $35,682  $      -    $      -   $   -

Item 7. Financial Statements and Accompanying Notes

                             INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Independent Auditors' Report                                             17

Financial Statements:

Consolidated Balance Sheets at December 31, 2002 and
  December 31, 2001                                                     18

Consolidated Statements of Operations for the years
ended December 31, 2002 and 2001, and for the cumulative
period from March 13, 2000 (Inception) to December 31, 2002             19

Consolidated Statement of Stockholders' Equity for the
cumulative period from March 13, 2000 (Inception) to
December 31, 2002                                                       20

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001, and for the cumulative period
from March 13, 2000 (Inception) to December 31, 2002                    21

Notes to Financial Statements                                           22

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Mentor Capital Consultants, Inc. (A Development Stage Enterprise)
Boulder, Colorado

We have audited the accompanying consolidated balance sheets of Mentor Capital Consultants, Inc. (A Development Stage Enterprise) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended and for the cumulative period from March 13, 2000 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's consolidated financial statements for the period March 13, 2000 (Inception) through December 31, 2000 were audited by other auditors whose report, dated January 10, 2001, expressed an unqualified opinion on those statements. The financial statements for the period March 13, 2000 (Inception) through December 31, 2000 reflect total revenues and net loss of $0 and ($652,379), respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Capital Consultants, Inc. (A Development Stage Enterprise) as of December 31, 2002 and 2001, and the consolidated results of its operations and cash flows for each of the two years then ended and for the cumulative period March 13, 2000 (Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/Gordon, Hughes & Banks, LLP

January 30, 2003
Greenwood Village, Colorado

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                     December 31, 2002         December 31, 2001
                                     -------------------------------------------
ASSETS

  Current assets
    Cash (Note 1)                         $147,488                     $513,057
    Accounts receivable                          -                        5,000
    Prepaid expenses & other                 2,048                        3,636
                                     -------------------------------------------
      Total current assets                 149,536                      521,693

  Property and equipment (Note 1)
    Property and equipment                 142,810                      133,216
    Less accumulated depreciation          (54,427)                     (30,167)
                                     -------------------------------------------
      Property and equipment, net           88,383                      103,049

  Deposits                                   6,132                        3,132
  Investment (Note 2)                       93,555                            -
                                     -------------------------------------------
      Total assets                        $337,606                     $627,874
                                     ===========================================
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                      $111,575                      $64,605
    Accrued expenses                        15,466                       25,238
    Deferred salaries, benefits and rent    86,372                            -
                                     -------------------------------------------
      Total current liabilities            213,413                       89,843

  Stockholders' equity (Notes 4 and 7)
    Preferred stock, $.0001 par value,
      25,000,000 shares authorized,
      none issued and outstanding                -                            -
    Common stock, $.0001 par value,
      100,000,000 shares authorized,
      16,293,412 and 16,541,612 shares
      issued and outstanding at
      December 31, 2002 and 2001,
      respectively                           1,629                        1,654
    Additional paid-in capital           2,828,334                    2,290,536
    (Deficit) accumulated during the
      development stage                 (2,705,770)                  (1,754,159)
                                     -------------------------------------------
      Total stockholders' equity           124,193                      538,031
                                     -------------------------------------------
      Total liabilities and
        stockholders' equity              $337,606                     $627,874
                                     ===========================================

    See accompanying summary of accounting policies and notes to consolidated financial statements

                          MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Cumulative
                                        During
                                      Development     Year Ended     Year Ended
                                         Stage       December 31,   December 31,
                                                        2002           2001
                                        ----------------------------------------
Revenue and cost of revenue
  Consulting revenues                   $   485,550   $   412,550   $    73,000
  Cost of revenues                         (344,317)     (280,095)      (64,222)
                                        ----------------------------------------
    Gross profit                            141,233       132,455         8,778

Operating expenses
  Selling, general and
    administrative                        2,675,997       923,529     1,108,306
  Research and development                  136,665       136,665             -
  Depreciation                               54,427        24,260        20,544
                                        ----------------------------------------
    Total operating expenses              2,867,089     1,084,454     1,128,850
                                        ----------------------------------------

Income (loss) from operations            (2,725,856)     (951,999)   (1,120,072)

Other income (expense), net
  Other income                                6,200             -             -
  Interest income (expense), net             13,886           388        18,292
                                        ----------------------------------------
    Total other income (expense), net        20,086           388        18,292
                                        ----------------------------------------

Net income (loss)                       $(2,705,770)  $  (951,611)  $(1,101,780)
                                        ========================================
Net income (loss) per share, basic
  and diluted                           $     (0.18)  $     (0.06)  $     (0.07)
                                        ========================================
Weighted average number of common
  shares outstanding, basic and diluted  15,358,939    16,646,736    15,833,085
                                        ========================================

    See accompanying summary of accounting policies and notes to consolidated financial statements

                         MENTOR CAPITAL CONSULTANTS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             Period from March 13, 2000 (Inception) to December 31, 2002

                                                      Accumulated
                                                      (Deficit)
                                          Additional  During the
                         Common Stock      Paid-in    Development
                        Shares    Amount   Capital       Stage         Total
                      ----------------------------------------------------------
Issuance of common
  stock on March 13,
  2000 (Inception)    11,682,500  $1,168  $   84,695            -   $    85,863

Issuance of common
  stock for cash
  during private
  placement from
  March 13, 2000
  to December 31,
  2000 (Note 6)        3,645,000     365   1,492,760            -     1,493,125

Issuance of common
  stock for services
  provided from
  March 13, 2000 to
  December 31, 2000
  (Note 6)               178,262      18      50,798            -        50,816

Issuance of stock
  options to non-
  employees for
  services provided
  from March 13,
  2000 to December 31,
  2000 (Note 3)                -       -      20,000            -        20,000

Net (loss) for the
  period from
  March 13, 2000
  (inception) to
  December 31, 2000            -       -           -     (652,379)     (652,379)
                      ----------------------------------------------------------
Balances,
  December 31, 2000   15,505,762   1,551   1,648,253     (652,379)      997,425

Issuance of common
  stock for cash
  during private
  placement from
  January to August,
  2001 at $0.50 and
  $0.25 per share,
  net of $33,238 in
  offering costs         675,250      68     229,194            -       229,262

Issuance of common
  stock for cash
  during public
  offering from
  September to
  December, 2001 at
  $2.00 per share,
  net of $227,159 in
  offering costs         292,700      29     314,812            -       314,841

Issuance of common
  stock for services
  provided from January
  to December, 2001 at
  $0.25, $0.50 and $2.00
  per share (Note 6)      67,900       6      27,919            -        27,925

Issuance of stock
  options to non-
  employees for
  services provided
  from January, 2001
  to December, 2001
  (Note 3)                     -       -      59,408            -        59,408

Issuance of stock
  options to employees
  from January to December,
  2001 (Note 3)                -       -      10,950            -        10,950

Net (loss)                     -       -           -   (1,101,780)   (1,101,780)
                      ----------------------------------------------------------
Balances,
  December 31, 2001   16,541,612   1,654   2,290,536   (1,754,159)      538,031

Issuance of common
  stock for cash
  during public
  offering from
  February, 2002 to
  March, 2002 at
  $2.00 per share          8,000       1      15,999            -        16,000

Issuance of common
  stock for cash
  during public
  offering from
  April, 2002 to
  December, 2002
  at $1 per share,
  net of $129,710
  in offering costs      426,900      43     249,247            -       249,290

Issuance of common
  stock to existing
  public shareholders
  at no additional cost
  to shareholders        292,700      29         (29)           -             -

Issuance of common
  stock options to
  non-employees for
  services provided from
  January, 2002 to
  December, 2002               -       -       22,283           -        22,283

Minority interest
  investment in
  AeroGrow International,
  Inc.                         -       -      226,000           -       226,000

Issuance of common
  stock to directors in
  lieu of cash
  compensation            24,200       2       24,198           -        24,200

Cost of treasury stock
  related to acquisition
  by subsidiary of parent
  company shares      (1,000,000)   (100)         100           -            -

Net (Loss)                     -       -            -    (951,611)     (951,611)
                      ----------------------------------------------------------
Balances, December
  31, 2002            16,293,412  $1,629  $2,828,334  $(2,705,770)  $   124,193
                      ==========================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                         MENTOR CAPITAL CONSULTANTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Cumulative
                                          During
                                        Development   Year Ended    Year Ended
                                           Stage      December 31,  December 31,
                                                         2002          2001
                                        ----------------------------------------
Cash flows from operating activities:
  Net (loss)                            $(2,705,770)   $(951,611)   $(1,101,780)

  Adjustments to reconcile net (loss)
    to cash (used) by operations:
    Fair value of stock in subsidiary
      issued to consultants                  36,000       36,000              -
    Fair value of warrants received in
      exchange for services                (371,250)    (371,250)             -
    Fair value of warrants provided to
      consultants and employees             277,695      277,695              -
    Depreciation expense                     54,427       24,260         20,544
    Issuance of common stock and options
      for services                          204,631       46,483         87,333
    Issuance of employee stock options       10,950            -         10,950

  Change in assets and liabilities:
    (Increase) decrease in accounts
      receivable                                  -        5,000         (5,000)
    (Increase) decrease in other
      current assets                         (2,048)       1,588         (3,636)
    Increase in accounts payable            111,575       46,970         64,605
    Increase (decrease) in accrued expenses  15,466       (9,772)        (4,021)
    Increase in deferred salaries,
      benefits and rent                      86,372       86,372              -
    (Increase) in deposits                   (6,132)      (3,000)        (1,132)
                                        ----------------------------------------
    Net cash (used) by operating
      activities                         (2,288,084)    (811,265)      (932,137)

Cash flows from investing activities:
  Purchases of property and equipment      (142,810)      (9,594)       (33,142)
                                        ----------------------------------------
    Net cash (used) by investing
      activities                           (142,810)      (9,594)       (33,142)

Cash flows from financing activities:
  Proceeds from issuance of common
    stock, net of offering costs          2,388,382      265,290        544,103
  Proceeds from the issuance of common
    stock of consolidated subsidiary        190,000      190,000              -
                                        ----------------------------------------
    Net cash provided by financing
      activities                          2,578,382      455,290        544,103
                                        ----------------------------------------
  Net increase (decrease) in cash           147,488     (365,569)      (421,176)

  Cash, beginning of period                       -      513,057        934,233
                                        ----------------------------------------
  Cash, end of period                   $   147,488    $ 147,488    $   513,057
                                        ========================================
Supplemental disclosure of non-cash
  investing and financing activities:

  Issuance of common stock and options
    for services                        $   240,631    $  82,483    $    87,333
                                        ========================================
  Issuance of bonus stock               $        29    $      29    $         -
                                        ========================================
  Issuance of employee stock options at
    less than fair market value         $    10,950    $       -    $    10,950
                                        ========================================


   See accompanying summary of accounting policies and notes to consolidated financial statements

Note 1 - Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Mentor Capital Consultants, Inc. ("the Company" or "Mentor Capital") was incorporated in the State of Delaware on March 13, 2000.

The Company's principal business is to seek out companies and inventors who have developed proprietary, breakthrough technology that it believes can be developed into unique, high quality products with broad consumer appeal and that can be mass-marketed direct-to-the-consumer as well as through third party catalogers or mass retailers. The Company provides selected client companies and inventors with product development, management, marketing and capital raising services, as needed, in exchange for cash consulting fees and stock in the client company. Under special circumstances, where the Company locates a product or technology that it believes has potential to create a new product category with mass consumer appeal, it will waive its fees and provide incentives to companies or inventors in exchange for securing certain exclusive product development, manufacturing and marketing rights. The Company would then form a subsidiary corporation to bring these products or technologies to the consumer market.

On September 6, 2001, the Company established a wholly owned corporate subsidiary, MCAP Investment Banking Services, Inc., ("MCAP") under the laws of Delaware, in expectation of obtaining a broker/dealer license through the SEC and membership in the NASD. On March 14, 2002, the NASD approved the broker/dealer license for MCAP, enabling it to provide private placement and direct public offering underwritings as part of the suite of services offered to client companies. MCAP intends to specialize in small issue Initial Public Offerings from $1 to $5 million dollars and focus on funding companies that offer revolutionary and patented consumer products that the Company believes have mass appeal and sizeable national and international sales potential.

Mentor Capital formed a subsidiary corporation, AeroGrow International, Inc., ("AeroGrow") on July 2, 2002. The Company signed an exclusive product development and marketing agreement with AgriHouse, Inc. that transferred to AeroGrow the rights to the design, development, manufacture and worldwide marketing of a variety of aeroponic growing products for the consumer and commercial marketplace. The initial product being developed is a consumer- based aeroponic unit, which the Company believes to be the world's first aeroponic kitchen crop appliance, named the AeroGrow Kitchen Garden tm. In addition, AeroGrow plans to market accessories, seeds, and other related products.

For the period March 13, 2000 (Inception) to December 31, 2002, the Company has been in the development stage. The Company's activities since inception have consisted of developing and refining its business plan, raising capital, initial business plan implementation and product research and development.

Basis of Presentation and Liquidity

The Company's financial statements have been presented on the basis of a going concern. The Company has experienced operating losses since inception and has an accumulated deficit at December 31, 2002 of $2,705,770. Subsequent to December 31, 2002, the Company plans to file a post-effective amendment to the SB-2
filing with the Securities and Exchange Commission (SEC).   This will allow the
Company to raise additional capital in the public marketplace. The Company continues to develop its prototype for the aeroponic kitchen appliance with the intention of launching the product for sale in late summer of 2003. Additionally, a private placement memorandum is planned to raise additional funds for the AeroGrow

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation and Liquidity (continued)

Subsidiary. However, there can be no assurance these financings will be successful. The Company believes these actions, if successful, will enable it to develop it products and increase revenues to the level necessary to generate positive cash flow from operations and, thereby, to maintain the Company on a going concern basis. The outcome of this matter cannot be determined at this time.

Significant Accounting Policies

Consolidated Financial Statements
The consolidated financial statements include the Company and its wholly owned subsidiaries, MentorCap Marketing Partners, Inc. (formerly known as IPO Management Group, Inc.), MentorCap Licensing Partners, Inc. (formerly known as IPO Marketing Group, Inc.), Voice Powered Products, Inc. (formerly known as IPO Investor Services, Inc.), AeroGrow International, Inc. and MCAP Investment Banking Services, Inc. Significant intercompany accounts and transactions, if
any, have been eliminated.   MCAP Investment Banking Services, Inc. and AeroGrow
International, Inc. are the only active subsidiaries. The other subsidiaries are currently inactive and have had no operating activities for the period March 13, 2000 (Inception) through December 31, 2002.

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

Property and equipment consist of the following:

                                                      December 31

                                                 2002               2001
                                        ----------------------------------------
Furniture and office equipment             $   85,306           $    77,248
Computer hardware                              51,899                50,363
Computer software                               5,605                 5,605
                                        ----------------------------------------
                                              142,810               133,216
Less: accumulated depreciation                (54,427)              (30,167)
                                        ----------------------------------------
Property and equipment, net                $   88,383           $   103,049
                                        ========================================

Advertising
The Company expenses advertising costs as they are incurred. Advertising expenses for 2002 and 2001 totaled $41,627 and $52,915, respectively.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies (continued)

Revenue Recognition
Revenues from consulting services are recognized at the time services are rendered and all obligations related to possible future performance are fulfilled. The amounts of such revenues are recorded based on the fair value of the compensation received in exchange for the services provided. During 2002, the Company's revenue included non-cash compensation of $371,250 related to stock warrants exercisable into the common stock of one of its client companies. All services prior to 2002 were performed in exchange for cash.

Concentration of Credit Risk and Financial Instruments
Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The Company transacts its business with two financial institutions. The amount on deposit with one of those financial institutions does exceed the $100,000 federally insured limit at December 31, 2002. However, management believes that the financial institution is financially sound and the risk of material loss is minimal.

Financial instruments consist of cash and cash equivalents and accounts payable. The carrying values of all financial instruments approximate fair value.

Research and Development Costs
Research and development costs are expensed as incurred. The costs incurred to develop computer software and consumer products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility of related software and consumer products has been established, computer software and consumer product development costs will be capitalized. When a product is ready for general release, its capitalized costs will be amortized using the straight-line method of amortization over a reasonable period. During the years ended December 31, 2002 and 2001, no software costs have been capitalized.

Stock Based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2002 and 2001 would have been increased to the pro forma amounts indicated below. No options were issued for the year ended December 31, 2002.

                       MENTOR CAPITAL CONSULTANTS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies (continued)

                                                For the Year Ended December 31,
                                                     2002            2001

Net loss:           As reported                 $ (951,611)     $ (1,101,780)
                    Pro forma                     (951,611)       (1,129,861)

Net loss per share: As reported                 $    (0.06)     $      (0.07)
                    Pro forma                        (0.06)            (0.07)

The fair value of the common stock options granted during 2002 and 2001 for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions. No options were issued for the year ended December 31, 2002.

                                          For the Year Ended December 31,
                                               2002              2001
Expected dividend yield                           -                 -
Expected price volatility                         -            141.61%
Risk-free interest rate                           -                 8%
Expected life of options                          -            2 years

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

Comprehensive Income
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of comprehensive income in the reported periods.

Reciprocal Stockholdings
The Company has accounted for reciprocal stockholding by its subsidiary, AeroGrow, in the common stock of the Company under the treasury stock method. Under the treasury stock method, only the parent company's interest in the subsidiary's net income (loss) is considered in the determination of consolidated results of operations and the subsidiary's shares in the parent are presented as retired treasury stock.

Segments Of An Enterprise And Related Information
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies (continued)

the Company's reportable segments. SFAS No.131 also requires disclosures about products and services, geographic areas and major customers.

Earnings (loss) per common share
Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires two presentations of earnings per share - "basic" and "diluted". Basic earnings or (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares consisting of common stock options and warrants and contingently issuable shares of common stock. Potential common shares outstanding are calculated using the treasury stock method. As a result of the Company's net loss, common stock equivalents have been excluded because their effect would be anti-dilutive.

Impairment of Long-lived Assets
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.
SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 had no material effect on the Company's financial position, results of operations or cash flows.

Recent accounting pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not currently have any goodwill or intangible assets recorded nor has it ever entered into a business combination. Therefore, the Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, FASB approved for issuance SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting requirements for asset retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability, and (5) financial statement disclosure. SFAS No. 143 requires that an asset retirement cost should be capitalized

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies (continued)

as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

SFAS No. 145, issued in July 2002, amended various prior pronouncements and has no effect on the Company's financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in October 2002 and establishes revised accounting rules for recording a liability for costs associated with an exit or disposal activity when such liability has occurred rather than when a company has committed itself to the exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have an effect on the Company's financial position or results of operations given the Company's current operating activities.

SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

Note 2 - Investment and Warrant Received in Exchange for Services

On June 28, 2002 the Company, as additional compensation, was granted a warrant to purchase 375,000 fully paid and non-assessable shares of JOMY Safety Products, Inc. ("JOMY") common stock, $0.001 par value per share, at an exercise
price of $0.01 per share for three years.   The warrants are immediately vested.
The Company recorded revenue of $371,250 as of June 30, 2002 as it had completed all service performance requirements to JOMY and thus, had earned the warrants. This non-cash revenue is included with other consulting revenues on the statement of operations. The warrants were recorded at fair value as determined in accordance with the Black-Scholes valuation model and in accordance with Emerging Issues Task Force No. 00-8, "Accounting by a Grantee for an Equity Instrument Received in Conjunction with Providing Goods or Services".

Immediately thereafter, the Company provided 240,000 of the warrants received from JOMY to certain of the investors who invested in the Company assisted direct public offering of JOMY. The warrants provided to the Company's investor network were recorded as a cost of the Company's revenues at a fair value equal to those received or a total of $237,600 as of June 30, 2002. The Company provided these warrants as an incentive to the investors in its network to continue to participate in future direct public offerings with which the Company may assist its client companies.

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment and Warrant Received in Exchange for Services (continued)

The Company provided 40,500 of the warrants received from JOMY as compensation to certain of the Company's employees and consultants who assisted in the JOMY offering. The warrants provided to these employees and consultants were recorded at fair value equal to $40,095.

As a result of the JOMY transactions, the Company as of December 31, 2002 retains an investment equal to $93,555 representing the fair value of the Company's warrant rights in JOMY. The Company is accounting for this investment at cost in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock". The Company does not record any increases in fair value since the warrants are not a marketable security nor currently traded on an active exchange. Under the cost method, impairments are recorded for permanent declines in fair value. The Company has evaluated the investment in JOMY for permanent impairment and as of December 31, 2002 has determined that none exists.

Note 3 - Income Taxes

The Company did not record any provision for federal and state income taxes for the year ended December 31, 2002 and 2001. Variations from the federal statutory rate are as follows:

                                             Year ended            Year Ended
                                         December 31, 2002    December 31, 2001
                                        ----------------------------------------
Expected federal income tax benefit     $      (796,582)     $       (595,229)
    at statutory rate of 34%
Net operating loss carryforward                 796,582               595,229
                                        ----------------------------------------
Net tax expense                         $             -      $              -
                                        ========================================

Deferred income tax assets result from federal and state operating loss carryforwards in the amount of $2,342,889 and $1,523,887 as of December 31, 2002 and 2001, respectively, plus timing difference related to deductions for non-cash compensation and to other temporary differences in the amounts of $50,000 and $3,134 at December 31, 2002 and $162,799 and $63,987 at December 31,
2001, respectively. The loss carryforwards expire in 2021 and 2022, respectively.

Net deferred tax assets consist of the following as of December 31:

                                               2002                 2001
                                        ----------------------------------------
Tax effect of net operating loss
  carryforwards                            $   796,582         $   518,121
Tax effect of timing differences related
  to compensation expense                       17,000              55,352
Tax effect of other temporary
  differences                                    1,066              21,756
Less valuation allowance                      (814,648)           (595,229)
                                        ----------------------------------------
Net deferred tax assets                    $         -         $         -
                                        ========================================

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes (continued)

uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary.

Note 4 - Stock Options

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

A summary of activity in the Plan is as follows:

                                    Year ended                Year ended
                                  December 31, 2002         December 31, 2001
                               -------------------------------------------------
                                         Weighted                   Weighted
                              Number of   Average       Number of    Average
                               Options  Exercise Price   Options  Exercise Price
                               -------------------------------------------------
Outstanding at beginning of
  period                       242,882     $0.36         115,058       $0.32
Granted during the period            -         -         127,824        0.39
Terminated during the period   (60,785)     0.25               -           -
Exercised during the period          -         -               -           -
                               -------------------------------------------------
Outstanding at end of period   182,097     $0.48         242,882       $0.36
                               =================================================
Exercisable at end of period   182,097     $0.48         242,882       $0.36
                               =================================================

As of December 31, 2002, outstanding options have weighted average contractual lives remaining of approximately three years with an exercise price of $0.48 per share. Of those options outstanding at December 31, 2002, all are fully vested.

The Company did not grant any employee stock options in 2002.

In 2001, the Company issued to two employees options that were at exercise prices below the fair market value of the stock on the dates of grant. In accordance with APB No. 25 and utilizing the intrinsic valuation method associated with APB No. 25, the Company recorded $10,950 of compensation expense related to these option grants for the year ended December 31, 2001.

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Stock Options (continued)

In addition to stock options granted to employees, the Company granted options to purchase common stock to certain consultants at the price at which stock was being sold to new investors at the time of grant. The compensation cost of these options, measured by the fair value of the options provided in lieu of
cash has been included in selling, general and administrative expense.     The
assumptions utilized to value employee options in accordance with the disclosure requirements of SFAS No. 123 were also used to value the options issued to the consultants. For the years ended December 31, 2002 and 2001, the Company has recognized consulting expense related to the non-employee options of $22,283 and $59,408, respectively.

A reconciliation of transactions during the period for options granted to consultants is as follows:

                                    Year ended                Year ended
                                  December 31, 2002         December 31, 2001
                               -------------------------------------------------
                                         Weighted                   Weighted
                              Number of   Average       Number of    Average
                               Options  Exercise Price   Options  Exercise Price
                               -------------------------------------------------
Outstanding at beginning of
  period                          244,503     $0.36       80,000     $0.25
Granted during the period          38,013      0.55      164,503      0.41
Terminated during the period      (23,140)    (0.27)           -         -
Exercised during the period             -         -            -         -
                               -------------------------------------------------
Outstanding at end of period      259,376     $0.39      244,503     $0.36
                               =================================================
Exercisable at end of period      259,376     $0.39      244,503     $0.36
                               =================================================

Outstanding non-employee options have a weighted average contractual life remaining of approximately four years with an exercise price of $0.39 per share. Of those consultant options outstanding at December 31, 2002, all are fully vested.

Note 5 - Related Party Transactions

At the inception of the Company, the primary stockholder and chief executive officer sold certain assets, consisting primarily of furniture, computers and software to the Company for $55,000. The value of the assets was estimated to be approximately fair value. The Board of Directors approved the transaction, and the primary stockholder and chief executive officer abstained from voting on the transaction.

During the years ended December 31, 2002 and 2001, the Company paid legal fees to a director in the amount of $5,000 and $39,700, respectively. During the years ended December 31, 2002 and 2001, the Company retained several consultants who received common stock and fees for services provided totaling $46,483 and $46,100, respectively. Additionally, during 2002 AeroGrow issued stock to consultants valued at $36,000.

As described further in Note 8 to the financial statements, the principal shareholder and chief executive officer of the Company exchanged 1 million of his personal common shares in the Company for 3 million common shares of the previously wholly owned subsidiary, AeroGrow International, Inc. The Company reimburses the chief executive officer $600 monthly for an office he maintains in his residence and which he uses for Company business.

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Operating Leases

The Company leases certain facilities and office space under non-cancelable operating lease agreements. Rent expense for the years ended December 31, 2002 and 2001 was $84,114 and $59,266, respectively.

Future minimum rental commitments for the operating leases for the year 2003 are $35,682. There are no additional obligations for operating leases beyond 2003.

Note 7 - Shareholders' Equity

During the period from March 13, 2000 (Inception) to December 31, 2000, the Company issued private placement memorandums under Regulation D, Rule 504 of the Securities and Exchange Act of 1933, as amended, for the purpose of raising capital for administrative costs, marketing costs, capital expenditures and for the establishment of a cash reserve. Pursuant to the private placements, the Company sold 1,279,500 shares at $0.25 per share and 2,365,500 shares at $0.50 per share.

The Company also issued 178,262 shares valued at $0.25 and $0.50 per share to consultants for services provided in the period from March 13, 2000 (Inception) to December 31, 2000.

During the year ended December 31, 2001, the Company continued its private placement offering efforts initiated in 2000 and issued 300,250 shares of common stock to investors at $.25 per share, and 375,000 shares at $.50 per share. Offering costs of $33,238 were incurred and recorded as a reduction of the proceeds from the private placement offering in the year ended December 31, 2001.

Through its initial public offering in 2001, the Company issued common stock to investors at $2.00 per share for 292,700 shares. The common stock was offered in units. Each unit was comprised of two shares of common stock and two warrants to purchase additional shares of common stock. Each warrant is exercisable to purchase a share of common stock at prices of $3.00 and $4.00 per share,
respectively.   A total of 292,700 warrants were issued in conjunction with the public offering. As of December 31, 2002, all of the warrants remain outstanding. The warrants are exercisable over a period not to exceed 18 months commencing six months from the effective date of the initial registration statement, which was July 5, 2001. The Company, at its option, may redeem the warrants at a price of $0.01 per warrant at any time during the exercise period if the stock price, as traded on a national securities exchange, equals or
exceeds $5.00 per share for a period of 20 consecutive days.    No assignment of
fair value was assigned to the warrants issued but any future exercises will
dilute the holdings of current and future shareholders.   Offering costs of
$227,159 were incurred and recorded as a reduction of the proceeds from the public offering in the year ended December 31, 2001 when the initial public offering expired.

During 2001 the Company issued 67,900 shares valued at $.25, $0.50 and $2.00 per share to consultants for services provided. These shares were valued based on the public offering price of the shares at the time the shares were granted.

On February 25, 2002, the Company filed its second public offering. During the three months ended March 31, 2002, a total of 8,000 shares and 8,000 warrants were issued in conjunction with the second public offering, raising an additional $16,000 for the Company. As of December 31, 2002, all of the aforementioned warrants remain outstanding.

The Company filed a post-effective amendment to its second registration statement that became effective May 1, 2002. Pursuant to such amendment, management reduced the price from $2.00 per share or $4.00 per unit to $1.00 per share or $2.00 per unit in order to expedite the sale of the offering. In addition, the

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Shareholders' Equity (continued)

exercise prices of the warrants were reduced from $3.00 per share and $4.00 per share to $1.50 per share and $2.00 per share, respectively. The composition of each unit remained the same as well as the number of units offered. The Company issued an additional 292,700 shares to investors in the initial public offering and 8,000 additional shares to prior investors in the second offering pursuant to the amended registration statement to make their per share price equivalent
to $1.00 per share.    No additional warrants have been issued.

The Company issued common stock to investors at $1.00 per share for 426,900 shares and 426,900 warrants, respectively, in conjunction with the second public offering, raising an additional $379,000 for the Company. Investors purchasing in excess of a prescribed number of shares received a pro rata number of additional shares at no additional cost. Offering costs of $129,710 were incurred and recorded as a reduction of the proceeds from the public offering. As of December 31, 2002, all of the aforementioned warrants remain outstanding.

The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of preferred stock with $.0001 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 2002, no shares of preferred stock have been issued.

Note 8 - Minority Interest and Common stock Issuances by Subsidiary

On July 2, 2002, the Company incorporated AeroGrow. The Company received 6 million shares of AeroGrow common stock for investing $6,000 in cash, providing a $300,000 credit line, and turning over an exclusive product development and marketing agreement it negotiated with AgriHouse, Inc.

On October 15, 2002, the Company's principal shareholder and chief executive officer exchanged 1 million of his outstanding shares in Mentor Capital for 3 million common shares of AeroGrow. AeroGrow valued this transaction at $10,000, which was the shareholder's cost basis. The 1 million shares of Mentor Capital held by AeroGrow have been treated as treasury stock in the consolidated financial statements and excluded from the total number of common shares outstanding. In December 2002, AeroGrow raised $190,000 through the sale of 1.9 million common shares to private investors at a price of $0.10 per share. Also, in December 2002, AeroGrow issued 135,000 shares to several consultants and employees who have assisted with AeroGrow's research and development activities to date, and 15,000 shares as compensation to its three directors. AeroGrow recorded these shares as compensation expense at a fair value of $36,000.

The Company's ownership in AeroGrow as of December 31, 2002 is 54.4%. Since all of the minority shares were issued at values greater than the subsidiary's relatively nominal net book value per share, the minority issuances have been recorded as additional paid-in capital of the consolidated Company.

Note 9 - Segment information

Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by management in deciding how to allocate resources and assess performance. As of December 31, 2002, the Company has three operating segments: MCAP Investment Banking Services, Inc. (a broker-dealer), AeroGrow International, Inc. and corporate functions.

                    MENTOR CAPITAL CONSULTANTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Segment Information (continued)

The following table summarizes the Company's segment financial information:

                                            Year ended          Year ended
                                         December 31, 2002   December 31, 2001
                                        ----------------------------------------
Corporate:
  Revenues                                 $    412,550        $     73,000
  Income (loss) from operations                (619,065)         (1,092,263)
  Depreciation expense                           24,260              20,544
  Assets                                        181,452             602,874

MCAP Investment Banking Services, Inc.:
  Revenues                                 $          -        $          -
  Income (loss) from operations                 (36,721)            (27,809)
  Depreciation expense                                  -                 -
  Assets                                          6,000              25,000

AeroGrow International, Inc.:
  Revenues                                 $          -        $          -
  Income (loss) from operations                (296,213)                  -
  Depreciation expense                                -                   -
  Assets                                        150,154                   -

Totals:
  Revenues                                 $    412,550        $     73,000
  Income/(loss) from operations                (951,999)         (1,120,072)
  Depreciation expense                           24,260              20,544
  Assets                                        337,606             627,874

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 20, 2001, we engaged Gordon, Hughes, and Banks, LLP as our principal independent public accountants and auditors upon the resignation of the firm of Van Dorn & Bossi. No report issued at any time by Van Dorn
& Bossi on the financial statements of MentorCap or its subsidiaries has contained an adverse opinion, or was modified as to uncertainty, audit scope or accounting principles. Further, there were no disagreements with Van Dorn & Bossi, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Van Dorn & Bossi, would have caused them to make reference to the subject matter of the disagreements(s)in connection with their report.

The change in accountants described above was approved by our board of directors.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Director Compensation

All authorized out-of-pocket expenses incurred by a Director on behalf of the Company shall be reimbursed upon receipt by the Company of appropriate supporting documentation of such expenses. At the present time, Directors do not receive any compensation for their services as Directors.Directors receive 10,000 shares of the Company's common stock at the end of each fiscal year as compensation for their services.

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

As of December 31, 2002, the names, ages, and positions of the Directors and Executive Officers of the Company were as follows:


Name                      Age    Position(s)

Michael Bissonnette       54     Chief Executive Officer, President, Director
Jerry L. Gutterman        60     Chief Financial Officer, Treasurer, Secretary,
                                 and Director
John K. Thompson          41     Vice President
Richard A. Kranitz        58     Director

Family Relationships

There are no family relationships among our Board of Directors, Officers, or employees

Involvement in Certain Legal Proceedings

None of our directors or executive officers or control persons has been involved, during the past five (5) years in any of the events set forth in Reg.
Section 228.401(Item 401)(d)(1)-(4).

Compliance With Section 16 (a) of the Exchange Act

Section 16(a) of the Securities Act of 1934 requires the Company's directors, executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon review of the copies of such reports furnished to us and written representation that all other reports were required, we believe that there was compliance for the fiscal year ending December 31, 2002 with all Section 16(a) filing requirements applicable to our officers, directors, and beneficial owners holding more than 10% of a registered class of the Company's equity securities have been satisfied.

Item 10. Executive Compensation

Our Board of Directors has adopted the 2000 and 2001 Non-Qualified Stock Option Plans.

Summary Compensation Table:

                                       Annual       Other             Total
Name and Principal Position    Year    Salary    Compensation      Compensation

Michael Bissonnette            2002    $100,000    $5,800            $105,800
President & CEO                2001    $150,000    $    0            $150,000


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

Security Ownership of Certain Beneficial Owners

Name and Address
Of Beneficial Owner       Number of Shares(1)  Title of Class   Percent of Class

W. Michael Bissonnette           6,572,250         Common              40.3%
4940 Pearl East Circle #104
Boulder, CO  80301

Diane A. Paoli
202 State Street A
Santa Barbara, CA                1,250,000         Common               7.7%

(1) The number of shares of common stock "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant, or right.


(a) Securities Ownership of Management

Name                  Number of Shares (1)    Title of Class    Percent of Class

W. Michael Bissonnette      6,572,250             Common              40.3%

Richard A. Kranitz            130,000             Common               0.8%

John K. Thompson              142,561             Common               0.9%

Jerry L. Gutterman              7,850             Common              <0.1%

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

Item 12. Certain Relationships and Related Transactions

At the inception of the Company, our president, Michael Bissonnette, sold certain assets to us, consisting primarily of furniture, computers and software, for the aggregate price of $55,000. Such amount was recorded at the historical basis of such assets, which approximates fair value.

On July 2, 2002, we incorporated AeroGrow International, Inc. We received 6 million shares of AeroGrow common stock for investing $6,000 in cash, providing a $300,000 credit line, and turning over an exclusive product development and marketing agreement it negotiated with AgriHouse, Inc. On October 15, 2002, our principal shareholder and chief executive officer, Michael Bissonnette, exchanged 1 million of his outstanding shares of the Company for 3 million common shares of AeroGrow. The 1 million shares of the Company held by AeroGrow have been treated as treasury stock in our consolidated financial statements and excluded from the total number of common shares outstanding. In December 2002, AeroGrow raised $190,000 through the sale of 1.9 million common shares to private investors at a price of $0.10 per share. Also, in December 2002, AeroGrow issued 135,000 shares to several consultants and employees who have assisted with AeroGrow's research and development activities to date, and 15,000 shares as compensation to its three directors. AeroGrow recorded these shares as compensation expense at a fair value of $36,000. As of the amended date of this prospectus, we own 54.4%of AeroGrow. Since all of the minority shares were issued at values greater than the subsidiary's relatively nominal net book value per share, the minority issuances have been recorded as additional paid-in capital of the consolidated company.

We paid attorneys' fees of $5,000 in 2002 and $39,700 in 2001 to Kranitz & Philipp. Richard A. Kranitz, a senior partner in the firm of Kranitz & Philipp, is a director of the Company. During the years ended December 31, 2002 and 2001, the Company retained several consultants who received common stock and fees for services provided totaling $46,483 and $46,100, respectively.

Item 13. Exhibits and Reports in Form 8-K

(a)  Exhibits

Exhibit
 Number      Description
  3.1   Certificate of Incorporation of the Registrant *
  3.2   By-Laws of the Registrant *
  3.3 Certificate of Amendment to Certificate of Incorporation of the Registrant *
  5.1   Opinion of Kranitz & Philipp, as to the legality of the Units **
  10.1  Escrow Agreement, between the Registrant and Grafton State Bank **
  10.2  $1.50 Warrant Agreement, between the Registrant and Grafton State Bank*
  10.3  $2.00 Warrant Agreement, between the Registrant and Grafton State Bank*
  10.4 Lease Agreement, between the Registrant and Four Pearl Partnership, Ltd., LLLP **
  16.1  Letter of Van Dorn & Bossi, as to change in accountants **
  16.2  Letter of Gordon, Hughes & Banks, LLP., as to change in accountants **
  23.1  Consent of Kranitz & Philipp (included in Exhibit 5.1) **
  23.2  Consent of Gordon, Hughes & Banks, LLP
  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  * Incorporated by reference to the registration statement of Registrant on Form SB-2, initially effective as of July 5, 2001 (File No. 333-58844).
  ** Incorporated by reference to the registration statement of Registrant on Form SB-2, initially effective as of February 26, 2002
    (File No. 333-82568).

(b) Reports on Form 8-K

    No reports on form 8-K were filed in the fourth quarter of the fiscal year ended December 31, 2002.

Item 14.  Controls and Procedures

1. Evaluation of disclosure controls and procedures. Our chief executive officer and our chief accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

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


                  Mentor Capital Consultants, Inc.

       Dated:   March 25, 2003          By:  /s/ W. Michael Bissonnette
                                            Michael Bissonnette, President
                                             (Principal Executive Officer)


       Dated:   March 25, 2003          By:  /s/ Jerry L. Gutterman
                                            Jerry L. Gutterman, Treasurer
                                             (Principal Financial and
                                                Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



       Dated:   March 25, 2003          By:  /s/ W. Michael Bissonnette
                                             Michael Bissonnette, Director


       Dated:   March 25, 2003          By:  /s/ Jerry L. Gutterman
                                             Jerry L. Gutterman, Director


       Dated:   March 25, 2003          By:  /s/ Richard A. Kranitz
                                             Richard A. Kranitz, Director

                            CERTIFICATION


I, W. Michael Bissonnette, Principal Executive Officer of Mentor Capital Consultants, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Mentor Capital Consultants, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

  a) all significant deficiencies on the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have indentified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 25, 2003                    By: /s/ W. Michael Bissonnette
                                           ------------------------------------
                                          W. Michael Bissonnette, President
                                             (Principal Executive Officer)

CERTIFICATION


I, Jerry L. Gutterman, Principal Financial Officer of Mentor Capital Consultants, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Mentor Capital Consultants, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared
  b)  evaluated the effectiveness of the registrant's disclosure controls and
    procedures as of a date      within 90 days prior to the filing date of
    this annual report (the "Evaluation Date");

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

  a) all significant deficiencies on the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have indentified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 25, 2003                    By: /s/ Jerry L. Gutterman
                                           --------------------------------
                                                   Jerry L. Gutterman
                                         Treasurer (Principal Financial Officer)

                         MENTOR CAPITAL CONSULTANTS, INC.
                                  Form 10-KSB
                     For the fiscal year ended December 31, 2002


                                INDEX TO EXHIBITS

Exhibit
 Number      Description
  3.1   Certificate of Incorporation of the Registrant *
  3.2   By-Laws of the Registrant *
  3.3   Certificate of Amendment to Certificate of Incorporation of the
        Registrant *
  5.1   Opinion of Kranitz & Philipp, as to the legality of the Units **
  10.1  Escrow Agreement, between the Registrant and Grafton State Bank **
  10.2  $1.50 Warrant Agreement, between the Registrant and Grafton State Bank*
  10.3  $2.00 Warrant Agreement, between the Registrant and Grafton State Bank*
  10.4 Lease Agreement, between the Registrant and Four Pearl Partnership, Ltd., LLLP **
  16.1  Letter of Van Dorn & Bossi, as to change in accountants **
  16.2  Letter of Gordon, Hughes & Banks, LLP., as to change in accountants **
  23.1  Consent of Kranitz & Philipp (included in Exhibit 5.1) **
  23.2  Consent of Gordon, Hughes & Banks, LLP
  99.1  Certification of Chief Executive Officer and Chief Financial Officer
    pursuant   to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  * Incorporated by reference to the registration statement of Registrant on Form SB-2, initially effective as of July 5, 2001 (File No. 333-58844).
  ** Incorporated by reference to the registration statement of Registrant on Form SB-2, initially effective as of February 26, 2002 (File No. 333-82568).

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Mentor Capital Consultants, Inc. ("Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003 ("Report"), we, W. Michael Bissonnette, President (Chief Executive Officer) and Jerry L. Gutterman, Treasurer (Chief Financial Officer) of the Company, jointly and severally certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


March 25, 2003