Form 10QSB
period 2003-03-31
MENTOR CAPITAL CONSULTANTS INC
filed 2003-05-15
CIK 1131048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB




(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange
    Act of 1939 for the transition period _____ to______


                             COMMISSION FILE NUMBER
                                     0-32931



                        Mentor Capital Consultants, Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                            84-1569905
    -------------------------------     ---------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required To be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

        The number of shares of the registrant's common stock as of
                      May 12, 2003:   16,273,412 shares.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          PART 1: FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS


                             Financial Statements of
                        Mentor Capital Consultants, Inc.
                        (A Development Stage Enterprise)
                 For the three month period ended March 31, 2003

                         MENTOR CAPITAL CONSULTANTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31, 2003    December 31, 2002
                                                                                  -------------------------------------
                                                                                     (Unaudited)         (Audited)
ASSETS

           Current assets
                       Cash                                                       $         81,407    $        147,488
                       Prepaid expenses & other                                                  -               2,048
                                                                                  -------------------------------------
                                    Total current assets                                    81,407             149,536

           Property and equipment
                       Property and equipment                                              142,810             142,810
                       Less: accumulated depreciation                                      (60,455)            (54,427)
                                                                                  -------------------------------------
                                    Property and equipment, net                             82,355              88,383

           Deposits                                                                          6,132               6,132
           Investment (Note 2)                                                              93,555              93,555
                                                                                  -------------------------------------

                                    Total assets                                  $        263,449    $        337,606
                                                                                  =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities
                       Accounts payable                                           $        112,749    $        111,575
                       Accrued expenses                                                     13,378              15,466
                       Deferred salaries, benefits and rent                                124,100              86,372
                                                                                  -------------------------------------
                                    Total current liabilities                              250,227             213,413

           Stockholders' equity (Note 3)
                       Preferred stock, $.0001 par value, 25,000,000 shares
                                    authorized, none issued and outstanding                      -                   -
                       Common stock, $.0001 par value, 100,000,000 shares
                                    authorized, 16,273,412 and 16,293,412 shares
                                    issued and outstanding at March 31, 2003 and
                                    December 31, 2002, respectively                          1,627               1,629
                       Additional paid-in capital                                        2,969,504           2,828,334
                       (Deficit) accumulated during the development stage               (2,939,909)         (2,705,770)
                       Treasury Stock, 20,000 shares, at cost                              (18,000)                  -
                                                                                  -------------------------------------

                                    Total stockholders' equity                              13,222             124,193
                                                                                  -------------------------------------

                                    Total liabilities and stockholders' equity    $        263,449    $        337,606
                                                                                  =====================================


 See accompanying summary of accounting policies and notes to financial statements

                         MENTOR CAPITAL CONSULTANTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Cumulative
                                                             During           Three Months Ended March 31
                                                           Development     --------------------------------
                                                              Stage             2003             2002
                                                         --------------------------------------------------
Revenue
              Consulting revenues                        $     485,550                 -      $     43,100
              Cost of revenues                                (344,317)                -           (29,885)
                                                         --------------------------------------------------
Gross profit                                                   141,233                 -            13,215
Operating expenses
              Selling, general and administrative            2,819,216           143,219           325,942
              Research and development                         221,558            84,893                 -
              Depreciation                                      60,455             6,028             5,972
                                                         --------------------------------------------------
Total operating expenses                                     3,101,229           234,140           331,914
                                                         --------------------------------------------------
Income (loss) from operations                               (2,959,996)         (234,140)         (318,699)
Other income (expense), net
              Other income                                       6,200                 -                 -
              Interest income (expense), net                    13,887                 1               733
                                                         --------------------------------------------------
                   Total other income (expense), net            20,087                 1               733
                                                         --------------------------------------------------
Net income (loss)                                        $  (2,939,909)   $     (234,139)     $   (317,966)
                                                         ==================================================

Net income (loss) per share, basic and diluted                     N/A    $        (0.01)     $      (0.02)
                                                         ==================================================
Weighted average number of common shares
       outstanding, basic and diluted                              N/A        16,291,856        16,549,079
                                                         ==================================================

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements

                         MENTOR CAPITAL CONSULTANTS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Cumulative
                                                                                    During       Three Months Ended March 31
                                                                                  Development    ----------------------------
                                                                                     Stage            2003          2002
                                                                                  -------------------------------------------
Cash flows from operating activities:

      Net (loss)                                                                  $ (2,939,909)  $   (234,139)  $   (317,966)

      Adjustments to reconcile net (loss) to cash provided (used) by operations:
                 Fair value of stock in subsidiary issued to consultants                36,000              -              -
                 Fair value of warrants received in exchange for services             (371,250)             -              -
                 Fair value of warrants provided to consultants and employees          277,695              -              -
                 Depreciation                                                           60,455          6,028          5,972
                 Issuance of common stock and options for services                     225,799         21,168          8,614
                 Issuance of employee stock options                                     10,950              -              -

      Change in assets and liabilities:
                 (Increase) decrease in accounts receivable                                  -              -            748
                 (Increase) decrease in other current assets                                 -          2,048         (4,450)
                 Increase (decrease) in accounts payable                               112,749          1,174        (23,295)
                 Increase (decrease) in other current liabilities                            -              -         (2,562)
                 Increase (decrease) in accrued expenses                                13,378         (2,088)        11,101
                 Increase (decrease) in deferred salaries, benefits and rent           124,100         37,728              -
                 (Increase) decrease in deposits                                        (6,132)             -              -
                                                                                  -------------------------------------------

                 Net cash (used) by operating activities                          $ (2,456,165)  $   (168,081)  $   (321,838)

 Cash flows from investing activities:
      Purchases of property and equipment                                             (142,810)             -         (8,804)
                                                                                  -------------------------------------------

                 Net cash (used) by investing activities                              (142,810)             -         (8,804)

 Cash flows from financing activities:
      Proceeds from issuance of common stock, net of offering costs                  2,388,382              -         (7,891)
      Proceeds from issuance of common stock of consolidated subsidiary                310,000        120,000              -
      Purchase of treasury stock                                                       (18,000)       (18,000)             -
                                                                                  -------------------------------------------

                 Net cash provided by financing activities                           2,680,382        102,000         (7,891)
                                                                                  -------------------------------------------

      Net increase (decrease) in cash                                             $     81,407   $    (66,081)  $   (338,533)

      Cash, beginning of period                                                              -        147,488        513,057
                                                                                  -------------------------------------------

      Cash, end of period                                                         $     81,407   $     81,407   $    174,524
                                                                                  ===========================================

 Supplemental disclosure of non-cash investing and financing activities:

      Issuance of common stock and options for services                           $    261,799   $     21,168   $      8,614
                                                                                  ===========================================
      Issuance of bonus stock                                                     $         29              -              -
                                                                                  ===========================================
      Issuance of employee stock options at less than fair market value           $     10,950              -              -
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

Mentor Capital formed a subsidiary corporation, AeroGrow International, Inc., ("AeroGrow") on July 2, 2002. The Company signed an exclusive product development and marketing agreement with AgriHouse, Inc. that transferred to AeroGrow the rights to the design, development, manufacture and worldwide marketing of a variety of aeroponic growing products for the consumer and commercial marketplace. The initial product being developed is a consumer- based aeroponic unit, which the Company believes to be the world's first aeroponic kitchen crop appliance, named the AeroGrow Kitchen Garden(TM). In addition, AeroGrow plans to market accessories, seeds, and other related products.

For the period March 13, 2000 (Inception) to March 31, 2003, the Company has been in the development stage. Since inception, our operations have been focused on market research, hiring of staff, planning our business strategy, initial business plan implementation, screening and due diligence of 1,500 companies, raising capital necessary to launch our business operations, product research and development and the ongoing refinement of our business model.

From inception to March 31, 2003, the Company has revenues of $485,550 and has accumulated a retained deficit of ($2,939,909) during the development stage. These operations have been principally funded through fees received for services rendered to clients, and through sales of securities, including private placements of common stock in 2000 and 2001 and initial public offerings of common stock and warrants during the second half of 2001 through March 31, 2003. The Company expects to continue its public offering of common stock and warrants in May or June of 2003.

                        MENTOR CAPITAL CONSULTANTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

Consolidated Financial Statements

The consolidated financial statements include the Company and its subsidiaries, AeroGrow International, Inc., MCAP Investment Banking Services, Inc., Voice Powered Products, Inc. (formerly known as IPO Investor Services, Inc.), MentorCap Marketing Partners, Inc. (formerly known as IPO Management Group, Inc.), and MentorCap Licensing Partners, Inc. (formerly known as IPO Marketing Group, Inc.). Significant intercompany accounts and transactions, if any, have been eliminated. AeroGrow International, Inc. and MCAP Investment Banking Services, Inc. are the only active subsidiaries. The other subsidiaries are currently inactive and have had no operating activities for the period since inception through March 31, 2003.

Basis of Presentation

The accompanying financial statements have been prepared by management in accordance with basic rules established by the Securities and Exchange Commission for Form 10-QSB. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements on Form 10-KSB to the Securities and Exchange Commission filed on March 31, 2003. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2003 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim unaudited financial statements and the audited financial statements.

Note 2 - Investment and Warrant Received in Exchange for Services

On June 28, 2002 the Company, as additional compensation, was granted a warrant to purchase 375,000 fully paid and non-assessable shares of JOMY Safety Products, Inc. ("JOMY") common stock, $0.001 par value per share, at an exercise price of $0.01 per share for three years. The warrants were immediately vested. The Company recorded revenue of $371,250 as of June 30, 2002 as it had completed all service performance requirements to JOMY and thus, had earned the warrants. This non-cash revenue is included with other consulting revenues on the statement of operations. The warrants were recorded at fair value as determined in accordance with the Black-Scholes valuation model and in accordance with Emerging Issues Task Force No. 00-8, "Accounting by a Grantee for an Equity Instrument Received in Conjunction with Providing Goods or Services".

Immediately thereafter, the Company provided 240,000 of the warrants received from JOMY to certain of the investors who invested in the Company assisted direct public offering of JOMY. The warrants provided to the Company's investor network were recorded as a cost of the Company's revenues at a fair value equal to that of the warrants received, or a total of $237,600 as of June 30, 2002.

The Company provided 40,500 of the warrants received from JOMY as compensation to certain of the Company's employees and consultants who assisted in the JOMY offering. The warrants provided to these employees and consultants were recorded at fair value equal to $40,095.

As a result of the JOMY transactions, the Company as of March 31, 2003 retains an investment equal to $93,555 representing the fair value of the Company's warrant rights in JOMY. The Company is accounting for

                        MENTOR CAPITAL CONSULTANTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Investment and Warrant Received in Exchange for Services (continued)

this investment at cost in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock". The Company does not record any increases in fair value since the warrants are not a marketable security nor currently traded on an active exchange. Under the cost method, impairments are recorded for permanent declines in fair value. The Company has evaluated the investment in JOMY for permanent impairment and as of March 31, 2003 has determined that none exists.


Note 3 - Shareholders' Equity

During the three months ended March 31, 2003, no shares, options or warrants were issued by the Company. However, 20,000 shares of common stock were repurchased from an investor of an earlier public offering due to a financial hardship experienced by that investor. The shares have been retired and recorded as treasury stock.


The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of preferred stock with $.0001 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of March 31, 2003, no shares of preferred stock have been issued.

Note 4 - Minority Interest and Common Stock Issuances by Subsidiary

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


During the three months ended March 31, 2003, AeroGrow raised $120,000 through the sale of 716,000 common shares to private investors at prices of $0.10 and $0.25 per share.


During the quarter ended March 31, 2003, AeroGrow issued 235,257 stock options to several consultants who have assisted with AeroGrow's research and development activities to date. The fair value of the stock options were expensed at $21,168 as determined in accordance with the Black-Scholes valuation model.

The Company's ownership in AeroGrow as of March 31, 2003 is 51%. Since all of the minority shares were issued at values greater than the subsidiary's negative net book value per share, the minority issuances have been recorded as additional paid-in capital of the consolidated Company.

                        MENTOR CAPITAL CONSULTANTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS



Note 5 - Segment information

Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by management in deciding how to allocate resources and assess performance. As of March 31, 2003, the Company has three operating segments: MCAP Investment Banking Services, Inc. (a broker-dealer), AeroGrow International, Inc. and corporate functions.

 The following table summarizes the Company's segment financial information:


                                            Quarter ended        Quarter ended
                                            March 31, 2003       March 31, 2002
                                         ---------------------------------------

   Corporate:
      Revenues                                 $         -          $    43,100
      Income (loss) from operations                (15,758)            (317,580)
      Depreciation expense                           6,028                5,972
      Assets                                       179,608              319,766
      Capital Expenditures                               -                8,804
   MCAP Investment Banking
   Services, Inc.:
      Revenues                                 $         -          $         -
      Income (loss) from operations                 (4,580)                   -
      Depreciation expense                               -                    -
      Assets                                         6,000                    -
      Capital Expenditures                               -                    -
   AeroGrow International, Inc.:
      Revenues                                 $         -          $         -
      Income (loss) from operations               (213,802)                   -
      Depreciation expense                               -                    -
      Assets                                        77,841                    -
      Capital Expenditures                               -                    -
   Totals:
      Revenues                                 $         -          $    43,100
      Income/(loss) from operations               (234,140)            (317,580)
      Depreciation expense                           6,028                5,972
      Assets                                       263,449              319,766
      Capital Expenditures                               -                8,804


Note 6 - Related Party Transactions

For the three month period ended March 31, 2003, a director of the Company, who is a partner in the law firm of Kranitz and Philipp, was paid legal fees of $7,000. In addition, for the three month period ended March 31, 2003, the Company's subsidiary, AeroGrow International, Inc., retained several consultants who received common stock options and fees for services provided totaling $85,410.

                        MENTOR CAPITAL CONSULTANTS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Subsequent Events

The Company, in March 2003, filed a post-effective amendment to its registration statement on Form SB-2 that it believes will become effective in May or June 2003. The Company's subsidiary, AeroGrow International, Inc., has raised an additional $215,000 from private investors at a price of $0.25 per share.

Item 2: Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

           Revenue

           For the three months ended March 31, 2003, and 2002, we had revenue of $0 and $43,100, respectively. During the three months ended March 31, 2003, the Company's management has focused on designing and developing AeroGrow's aeroponic products and planning its marketing strategy and public relations campaign.

           Operating Expenses

           Operating expenses overall decreased by $97,774 or 29.5% in the three months ended March 31, 2003 compared to the three month period ended March 31, 2002.

           The decrease in selling, general and administrative expenses of $182,723 or 56.1% in the three months ended March 31, 2003 compared to the three month period ended March 31, 2002, reflect the results of the Company's implementation of an austerity program in the second half of 2002 whereby it reduced overhead thru employee layoffs, reduction in employee hours worked, and reduced advertising, consulting and legal expenses. Research and development costs were $84,893 in the three months ended March 31, 2003 compared to $0 in the three month period ended March 31, 2002. This reflects the Company's focus on designing and developing AeroGrow's aeroponic products.

           For the three months ended March 31, 2003, and 2002, other income (expense) net, was $1 and $733, respectively. The net decrease in 2003 versus 2002 was due to a reduction of interest income.

           Net Income (Loss)

           For the three months ended March 31, 2003, we incurred a net (loss) of ($234,139) compared with a net (loss) of ($317,966) for the same period ended March 31, 2002. We have had a net (loss) from operations for each quarterly period since inception. From inception to March 31, 2003, we incurred a net
(loss) of ($2,939,909).

           The losses continued due to legal and accounting costs associated with being a public company, the financial support of our broker/dealer
operation,   and  research  and   development   costs  related  to  new  product
development.

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

           To date, we have researched and analyzed over 1,500 companies that have responded to our radio campaigns, seeking our services. From those, we selected three companies that best met the criteria of our two core business strategies. They are JOMY Safety Products, Inc., AgriHouse, LLC, and VPT, LLC. The relationship with JOMY Safety Products, Inc. has ended, but not before we assisted them with raising approximately $1.2 million through a direct public offering in 2002.

           In March 2002, we formed a subsidiary, AeroGrow International, Inc., to develop and direct market a state-of-the-art consumer-targeted aeroponic vegetable, herb and flower kitchen crop appliance. On June 25, 2002, we signed a joint product development agreement with AgriHouse LLC, a nationally recognized company in the aeroponic field. This agreement calls for AgriHouse LLC, which has already developed a patented

---------------------------------

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

       During the last six months of 2002 through the three months ended March 31, 2003, the Company focused its business efforts on the product development and design of its new product, the AeroGrow Kitchen Garden. First of all, we established the working technology and design of the AeroGrow Kitchen Garden. Patent counsel conducted extensive "prior art" patent research, both nationally and internationally, on existing patents and patents pending for soil-less growing methodologies. It was concluded that AeroGrow's technology is fundamentally unique and novel from all existing gardening, farming and crop production patent and patent pending methods and technologies worldwide. We filed for a comprehensive utility patent for a proprietary and core aeroponic nutrient delivery engine to be used in the AeroGrow Kitchen Garden. This technology enables us to build an aeroponic unit which is small enough for the kitchen counter, attractive, quiet, low-cost and low-maintenance. In addition, we assembled an International Scientific Advisory Board of the authorities in the science, technology and business of aeroponics. We also have negotiated and secured a Chinese manufacturer for low cost, high-volume production runs for consumer products. A comprehensive website for AeroGrow was developed to aid in
(1) securing and educating customers, including potential retailers, distributors and catalogers, (2) advertising and selling the AeroGrow product line, and (3) establishing a network of beta-testers for the product. We use the website as one of our marketing tools to sell the product direct to the consumer. The site provides product information and sales presentation materials, as well as an online, direct-order "shopping cart" system. We expect to continue to grow our company through new products developed and marketed by us in the years ahead.

Financial Condition
-------------------

     Liquidity; Commitments for Capital Resources; and Sources of Funds

       As we have been in the development stage to date, there has been little liquidity from operations. Liquidity has been generated by utilizing the proceeds of private placements of common stock during 2000 and the first half of 2001 and from proceeds generated from our ongoing self-directed public offering during the last quarter of 2001 and from May, 2002 through March of 2003. In light of the difficult economic and investing climate during the last six months of 2002 through the first quarter of 2003, we temporarily slowed down our self-underwritten public offering. The Company has filed a post-effective amendment to its registration statement that it believes will become effective in May or June 2003 so that it can resume its public offering. We anticipate our principal sources of liquidity during the next year will be cash from operations and net proceeds of this ongoing offering.

     We do not currently have any major capital commitments.

     Changes in Assets and Liabilities

        As of March 31, 2003 our cash balance was $81,407 as compared with $147,488 at December 31, 2002. Cash was used primarily to formulate and operate its broker/dealer operation, business development, marketing and product development as we continue to refine and implement our business plan. As a result of the slow down of funds raised in our direct public offering, an austerity program was instituted during the second half of 2002 and continued through the first quarter of 2003. Overhead expenses were reduced through salary reductions, deferments and layoffs, negotiated rent deferment, and reduced advertising, consulting and legal expenses. As a result of this effort, the Company continues to sustain itself. We continue to develop our prototype for the aeroponic kitchen appliance with the intention of launching the product for sale in late fall of 2003. Management believes these actions, if successful, will enable it to develop its products and increase revenues to the level necessary to generate positive cash flow from operations. The outcome cannot be determined at this time.

     Fixed asset balances are consistent with those reported at December 31, 2002.

     Common stock, treasury stock and additional paid-in capital increased 4.4% from December 31, 2002 to March 31, 2003, from $2,829,963 to $2,953,131, respectively. The increase was a result of additional investments in our private placement for common stock in our subsidiary, AeroGrow International, Inc., as well as the issuance of common stock options for services rendered to several consultants of AeroGrow's. Our (deficit) accumulated during the development stage increased by 8.7% from December 31, 2002 to March 31, 2003 as discussed in the Net Income (Loss) paragraph above.

Critical Accounting Policies
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-KSB filed on March 31, 2003. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

STOCK-BASED COMPENSATION: We issue common stock options to outside consultants and employees. The valuation of the expense associated with the issuance of common stock options to non-employees that are at exercise prices below the fair market value of our common stock is done in accordance with FASB No. 123

----------------------------------------

and the associated Black-Scholes valuation model. The valuation of the options issued to employees is in accordance with APB No. 25.

REVENUE RECOGNITION: We recognize revenue as services to our client companies are rendered and billed. Revenues are earned as consulting services are delivered and we are under no further obligations to provide additional efforts or services to earn those revenues already recognized

Schedule of Contractual Obligations
-----------------------------------

The following table summarizes the Company's obligations and commitments to make future payments under its operating leases, employment contracts and consulting agreements for the periods specified as of March 31, 2003.

                                  Payments due by Period
                                  ------------------------------------------------------
Contractual                                                            4-5      After 5
Obligations                         Total     1 year     2-3 years    years      years
                                    -----     ------     ---------    -----      -----

Operating Lease - office space    $ 22,301   $  22,301  $       -    $     -    $    -


ITEM 4:  Controls and Procedures
--------------------------------

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

Part 2:  Other Information
--------------------------

Item     1 Legal Proceedings
           None

Item     2 Change In Securities and Use of Proceeds
           None

Item     3 Defaults Upon Senior Securities
           None

Item     4 Submission of Matters To Vote Of Securities Holders
           None

Item     5 Other Information
           None

Item     6 Exhibits And Reports On Form 8-K

         (a)  Exhibits

              Number                 Description
              ------                 -----------
               99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on From 8-K.

              No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Mentor Capital Consultants, Inc.



            Dated:  May 14, 2003         By: /s/ W. Michael Bissonnette
                                         ------------------------------
                                         W. Michael Bissonnette
                                         President (Principal Executive Officer)


            Dated:  May 14, 2003         By: /s/ Jerry L. Gutterman
                                         --------------------------
                                         Jerry L. Gutterman
                                         Treasurer (Principal Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          a. all significant deficiencies on the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 14, 2003                      By: /s/ W. Michael Bissonnette
                                         ------------------------------
                                         W. Michael Bissonnette
                                         President (Principal Executive Officer)

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

          a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b).  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

          c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and


5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          a). all significant deficiencies on the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: May 14, 2003                       By: /s/ Jerry L. Gutterman
                                         --------------------------
                                         Jerry L. Gutterman
                                         Treasurer (Principal Financial Officer)

                                INDEX TO EXHIBITS




Exhibit
Number                               Description
------                               -----------
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

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Mentor Capital Consultants, Inc. ("Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof ("Report"), we, W. Michael Bissonnette, President (Chief Executive Officer) and Jerry L. Gutterman, Treasurer (Chief Financial Officer) of the Company, jointly and severally certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, (15 U.S.C. 78m or 78o(d)); and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




By: /s/ W. Michael Bissonnette
------------------------------
W. Michael Bissonnette,
President (Chief Executive Officer)



By: /s/ Jerry L. Gutterman
--------------------------
Jerry L. Gutterman
Treasurer (Chief Financial Officer)


May 14, 2003